Form 10-Q
period 2016-09-30
Allied World Assurance Co Holdings, AG
filed 2016-10-31
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2016, 86,998,341 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2016 and December 31, 2015
(Expressed in millions of United States dollars, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2016: $7,311.5; 2015: $7,290.6)	$7,327.3	$7,201.5
Equity securities trading, at fair value (cost: 2016: $208.0; 2015: $395.3)	216.1	403.0
Other invested assets	941.7	966.7
Total investments	8,485.1	8,571.2
Cash and cash equivalents	773.8	608.0
Restricted cash	98.9	60.6
Insurance balances receivable	893.3	745.9
Funds held	263.9	640.8
Prepaid reinsurance	448.7	392.3
Reinsurance recoverable	1,550.7	1,480.0
Reinsurance recoverable on paid losses	129.1	96.4
Accrued investment income	37.2	38.3
Net deferred acquisition costs	157.7	165.2
Goodwill	392.8	388.1
Intangible assets	111.1	116.6
Balances receivable on sale of investments	20.3	36.9
Net deferred tax assets	26.3	24.4
Other assets	153.5	147.2
Total assets	$13,542.4	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$6,665.8	$6,456.2
Unearned premiums	1,785.2	1,683.3
Reinsurance balances payable	258.4	214.4
Balances due on purchases of investments	242.4	125.1
Senior notes:
Principal amount	800.0	1,300.0
Less unamortized discount and debt issuance costs	6.0	7.1
Senior notes, net of unamortized discount and debt issuance costs	794.0	1,292.9
Other long-term debt	23.3	23.0
Accounts payable and accrued liabilities	157.4	184.5
Total liabilities	$9,926.5	$9,979.4
SHAREHOLDERS’ EQUITY:
Common shares: 2016 and 2015: par value CHF 4.10 per share (2016: 93,586,418; 2015: 95,523,230 shares issued and 2016: 86,974,284; 2015: 90,959,635 shares outstanding)	$378.8	$386.7
Treasury shares, at cost (2016: 6,612,134; 2015: 4,563,595)	(237.0)	(155.1)
Accumulated other comprehensive loss	(5.4)	(9.3)
Retained earnings	3,479.5	3,310.2
Total shareholders’ equity	3,615.9	3,532.5
Total liabilities and shareholders’ equity	$13,542.4	$13,511.9
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three and nine months ended September 30, 2016 and 2015
(Expressed in millions of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Gross premiums written	$730.2	$754.1	$2,394.1	$2,460.6
Premiums ceded	(201.9)	(147.1)	(583.6)	(477.4)
Net premiums written	528.3	607.0	1,810.5	1,983.2
Change in unearned premiums	55.7	43.7	(43.4)	(117.6)
Net premiums earned	584.0	650.7	1,767.1	1,865.6
Net investment income	50.6	45.7	159.7	133.0
Net realized investment gains (losses)	10.7	(113.6)	104.0	(88.8)
Other income	1.8	0.7	7.6	2.5
Total revenue	647.1	583.5	2,038.4	1,912.3
EXPENSES:
Net losses and loss expenses	376.3	416.9	1,114.1	1,173.6
Acquisition costs	82.0	100.1	257.7	279.4
General and administrative expenses	104.2	105.8	305.3	311.3
Other expense	2.2	1.3	5.0	4.3
Amortization of intangible assets	2.5	2.6	7.5	6.1
Interest expense	13.5	14.5	53.3	43.2
Foreign exchange loss (gain)	1.0	(0.8)	(4.9)	10.4
Total expenses	581.7	640.4	1,738.0	1,828.3
Income (loss) before income taxes	65.4	(56.9)	300.4	84.0
Income tax (benefit) expense	(3.2)	(5.3)	4.3	1.8
NET INCOME (LOSS)	68.6	(51.6)	296.1	82.2
Other comprehensive gain (loss): foreign currency translation adjustment	0.6	(1.0)	3.9	(4.3)
COMPREHENSIVE INCOME (LOSS)	$69.2	$(52.6)	$300.0	$77.9
PER SHARE DATA
Basic earnings (loss) per share	$0.79	$(0.57)	$3.34	$0.88
Diluted earnings (loss) per share	$0.77	$(0.57)	$3.29	$0.87
Weighted average common shares outstanding	87,102,290	90,882,511	88,691,983	93,068,088
Weighted average common shares and common share equivalents outstanding	88,603,101	90,882,511	90,113,606	94,724,980
Dividends paid per share	$0.26	$0.26	$0.78	$0.71

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the nine months ended September 30, 2016 and 2015
(Expressed in millions of United States dollars)

	Share Capital		Treasury Shares		Accumulated Other Comprehensive Loss		Retained Earnings	Total
December 31, 2015	$386.7		$(155.1)		$(9.3)		$3,310.2	$3,532.5
Net income	—		—		—		296.1	296.1
Dividends	—		—		—		(68.8)	(68.8)
Stock compensation	—		17.6		—		0.8	18.4
Share repurchases	—		(166.2)		—		—	(166.2)
Shares canceled	(7.9)		66.7		—		(58.8)	—
Foreign currency translation adjustment	—	—	—	—	3.9	—	—	3.9
September 30, 2016	$378.8		$(237.0)		$(5.4)		$3,479.5	$3,615.9

December 31, 2014	$408.0		$(143.1)		$—		$3,513.4	$3,778.3
Net income	—		—		—		82.2	82.2
Dividends	—		—		—		(68.8)	(68.8)
Stock compensation	—		18.4		—		(5.1)	13.3
Share repurchases	—		(245.3)		—		—	(245.3)
Shares canceled	(21.3)		213.7		—		(192.4)	—
Foreign currency translation adjustment	—		—		(4.3)		—	(4.3)
September 30, 2015	$386.7		$(156.3)		$(4.3)		$3,329.3	$3,555.4

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2016 and 2015
(Expressed in millions of United States dollars)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$296.1	$82.2
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(37.7)	(41.2)
Mark to market adjustments	(91.1)	112.4
Stock compensation expense	13.4	11.8
Undistributed income of equity method investments	22.2	19.2
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	138.9	188.8
Unearned premiums, net of prepaid reinsurance	45.5	113.4
Insurance balances receivable	(148.8)	(123.2)
Funds held	376.9	280.4
Reinsurance balances payable	44.1	40.4
Reinsurance recoverable on paid losses	(32.6)	(31.0)
Net deferred acquisition costs	7.5	(10.9)
Net deferred tax assets	(1.9)	(10.1)
Accounts payable and accrued liabilities	(28.2)	(39.0)
Other items, net	15.2	(1.7)
Net cash provided by operating activities	619.5	591.5
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	(4,322.6)	(3,962.3)
Purchases of other invested assets	(58.5)	(110.9)
Sales of trading securities	4,595.8	3,888.4
Sales of other invested assets	99.2	160.3
Purchases of fixed assets	(3.1)	(23.8)
Change in restricted cash	(38.2)	(78.9)
Net cash paid for acquisitions	(1.2)	(141.5)
Net cash provided by (used in) investing activities	271.4	(268.7)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid	(68.8)	(66.8)
Proceeds from the exercise of stock options	7.7	9.2
Repayment of senior notes	(500.0)	—
Share repurchases	(165.7)	(246.4)
Proceeds from other long-term debt	—	4.0
Repayment of other long-term debt	(0.2)	(0.2)
Net cash used in financing activities	(727.0)	(300.2)
Effect of exchange rate changes on foreign currency cash	1.9	(8.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	165.8	14.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	608.0	589.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$773.8	$603.8
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.3	$2.2
Cash paid for interest expense	$56.6	$45.8
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

In May 2015, the FASB issued Accounting Standards Update 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 provides enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development information, the total of reserves for losses incurred but not reported (“IBNR”), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and as such the disclosures will first be presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company is currently preparing the disclosures required by ASU 2015-09.
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
In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods. Although early adoption is permitted, the Company will not early adopt ASU 2016-09. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on future financial statements and disclosures.
In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies U.S. GAAP related to the recognition of credit losses by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 would apply to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Company's invested assets are measured at fair value through net income, and therefore those invested assets would not be impacted by the adoption of ASU 2016-13. The Company has other financial assets, such as reinsurance receivables, that could be impacted by the adoption of ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on future financial statements and disclosures.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on future financial statements and disclosures.

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (the “consolidated income statements”) by category are as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,471.2	$1,466.1	$1,434.0	$1,438.0
Non-U.S. government and government agencies	488.1	498.2	556.8	579.2
States, municipalities and political subdivisions	480.8	460.3	413.5	396.0
Corporate debt:
Financial institutions	1,084.2	1,066.8	1,275.4	1,277.3
Industrials	1,372.5	1,353.5	1,308.1	1,345.6
Utilities	138.4	136.2	118.9	125.4
Mortgage-backed
Agency mortgage-backed	845.9	831.0	751.8	745.5
Non-agency residential mortgage-backed	22.6	21.5	34.0	32.4
Commercial mortgage-backed	631.8	671.3	582.8	600.1
Asset-backed	791.8	806.6	726.2	751.1
Total fixed maturity investments	$7,327.3	$7,311.5	$7,201.5	$7,290.6

	September 30, 2016		December 31, 2015
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$216.1	$208.0	$403.0	$395.3
Other invested assets	827.1	770.7	840.2	770.9
	$1,043.2	$978.7	$1,243.2	$1,166.2

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of September 30, 2016 and December 31, 2015 were as follows:

Investment Type	Carrying Value as of September 30, 2016	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$248.1	$248.1	1 - 7 Years	$—			$221.8
Levered credit	221.0	221.0	4 - 8 Years	—			195.1
Real estate	21.4	21.4	7 - 9 Years	—			189.3
Distressed	5.1	5.1	2 Years	—			3.8
Total private equity	495.6	495.6		—			610.0
Distressed	173.9	—		173.9	Monthly	90 Days	—
Relative value credit	82.6	—		82.6	Quarterly	60 Days	—
Equity long/short	64.8	—		64.8	Quarterly	45 Days	—
Fund of funds	10.2	—		10.2	Annual	60 Days	—
Total hedge funds	331.5	—		331.5			—
Total other invested assets at fair value	827.1	495.6		331.5			610.0
Other private securities	114.6	—		114.6			—
Total other invested assets	$941.7	$495.6		$446.1			$610.0

Investment Type	Carrying Value as of December 31, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$236.4	$236.4	1 - 7 Years	$—			$231.0
Levered credit	205.9	205.9	4 - 8 Years	—			179.0
Distressed	5.1	5.1	2 Years	—			3.8
Real estate	—	—	7 - 9 Years	—			200.0
Total private equity	447.4	447.4		—			613.8
Distressed	215.6	54.6	2 Years	161.0	Monthly	90 Days	—
Equity long/short	58.0	—		58.0	Quarterly	45 Days	—
Relative value credit	105.4	—		105.4	Quarterly	60 Days	—
Total hedge funds	379.0	54.6		324.4			—
High yield loan fund	13.8	—		13.8	Monthly	30 Days	—
Total other invested assets at fair value	840.2	502.0		338.2			613.8
Other private securities	126.5	—		126.5			—
Total other invested assets	$966.7	$502.0		$464.7			$613.8

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions. Some or all of these investments may be subject to a gate as described below.

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

The following describes each investment type:

•
Private equity (primary and secondary): Primary equity funds include funds that may invest in companies and general partnership interests, as well as direct investments. Secondary funds buy limited partnership interests from existing limited partners of primary private equity funds. As owners of private equity, funds may seek liquidity by selling their existing interests, plus any remaining commitment, to secondary market participants. These funds cannot be redeemed because the investments include restrictions that do not allow for redemption until termination of the funds.

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

Unconsolidated Variable Interest Entities

As a result of the adoption of Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis”, which became effective January 1, 2016, certain limited partnership investments and similar legal entity investments were considered variable interest entities (“VIEs”) as there were no substantive kick-out or other participating rights. These VIEs will not be consolidated because the Company has determined it is not considered the primary beneficiary, as it does not have both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As such, the Company continues to record its interests in these entities at fair value, with changes in fair value recorded in the consolidated income statements. The Company's interests in these entities are recorded in “other invested assets” in the unaudited condensed consolidated balance sheets (“consolidated balance sheets”). The Company's maximum exposure to loss in these entities, which is the sum of the carrying value and the unfunded commitment, was $982.6 million as of September 30, 2016.

c) Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturity investments	$46.4	$42.8	$143.3	$120.3
Equity securities	1.1	3.1	4.4	11.5
Other invested assets: hedge funds and private equity	5.9	3.4	18.2	16.3
Other invested assets: other private securities	1.0	1.8	5.7	(1.1)
Cash and cash equivalents	0.7	0.3	2.0	1.2
Expenses	(4.5)	(5.7)	(13.9)	(15.2)
Net investment income	$50.6	$45.7	$159.7	$133.0

The loss from “other invested assets: other private securities” for the nine months ended September 30, 2015 included an other-than-temporary impairment of $6.3 million related to one of the Company's equity method investments. The Company recorded the other-than-temporary impairment as the fair value of this investment was below its carrying value.

d) Components of Realized Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains on sale of invested assets	$23.2	$18.7	$123.3	$100.1
Gross realized losses on sale of invested assets	(16.5)	(34.7)	(85.3)	(57.8)
Net realized and unrealized losses on derivatives	(1.0)	(19.9)	(23.9)	(17.6)
Mark-to-market gains (losses):
Fixed maturity investments, trading	(9.4)	(15.3)	108.3	(42.5)
Equity securities, trading	11.1	(62.8)	(3.1)	(57.8)
Other invested assets, trading	3.3	0.4	(15.3)	(13.2)
Net realized investment gains (losses)	$10.7	$(113.6)	$104.0	$(88.8)

e) Pledged Assets

As of September 30, 2016 and December 31, 2015, $2,717.3 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2016 and December 31, 2015, a further $572.8 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities.

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

5. DERIVATIVE INSTRUMENTS

As of September 30, 2016 and December 31, 2015, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	September 30, 2016				December 31, 2015
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$4.6	$—	$202.2	$2.2	$41.1	$0.1	$244.8	$3.0
Interest rate swaps	—	—	—	—	—	—	328.2	0.5
Total derivatives	$4.6	$—	$202.2	$2.2	$41.1	$0.1	$573.0	$3.5

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets. As of September 30, 2016, all open interest rate swap contracts were closed out.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(0.1)	$0.2	$1.0	$(6.0)
Total included in foreign exchange (loss) gain	(0.1)	0.2	1.0	(6.0)
Foreign exchange contracts	—	0.1	(15.3)	0.9
Interest rate futures and swaps	(1.0)	(20.0)	(8.6)	(18.5)
Total included in net realized investment losses	(1.0)	(19.9)	(23.9)	(17.6)
Total realized and unrealized losses on derivatives	$(1.1)	$(19.7)	$(22.9)	$(23.6)

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

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

September 30, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,471.2	$1,471.2	$1,429.4	$41.8	$—
Non-U.S. government and government agencies	488.1	488.1	—	488.1	—
States, municipalities and political subdivisions	480.8	480.8	—	480.8	—
Corporate debt
Financial institutions	1,084.2	1,084.2	—	1,080.7	3.5
Industrials	1,372.5	1,372.5	—	1,371.7	0.8
Utilities	138.4	138.4	—	138.4	—
Mortgage-backed
Agency mortgage-backed	845.9	845.9	—	558.3	287.6
Non-agency residential mortgage-backed	22.6	22.6	—	22.6	—
Commercial mortgage-backed	631.8	631.8	—	630.6	1.2
Asset-backed	791.8	791.8	—	728.1	63.7
Total fixed maturity investments	7,327.3	7,327.3	1,429.4	5,541.1	356.8
Equity securities	216.1	216.1	216.1	—	—
Other invested assets (1)	827.1	827.1	—	—	—
Total investments	$8,370.5	$8,370.5	$1,645.5	$5,541.1	$356.8
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$2.2	$2.2	$—	$2.2	$—
Senior notes	$794.0	$850.5	$—	$850.5	$—
Other long-term debt	$23.3	$30.0	$—	$30.0	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

December 31, 2015	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,434.0	$1,434.0	$1,396.4	$37.6	$—
Non-U.S. government and government agencies	556.8	556.8	—	556.8	—
States, municipalities and political subdivisions	413.5	413.5	—	413.5	—
Corporate debt
Financial institutions	1,275.4	1,275.4	—	1,275.4	—
Industrials	1,308.1	1,308.1	—	1,308.1	—
Utilities	118.9	118.9	—	118.9	—
Mortgage-backed
Agency mortgage-backed	751.8	751.8	—	645.7	106.1
Non-agency residential mortgage-backed	34.0	34.0	—	34.0	—
Commercial mortgage-backed	582.8	582.8	—	582.8	—
Asset-backed	726.2	726.2	—	663.2	63.0
Total fixed maturity investments	7,201.5	7,201.5	1,396.4	5,636.0	169.1
Equity securities	403.0	403.0	403.0	—	—
Other invested assets (1)	840.2	840.2	—	—	—
Total investments	$8,444.7	$8,444.7	$1,799.4	$5,636.0	$169.1
Derivative assets:
Foreign exchange contracts	$0.1	$0.1	$—	$0.1	$—
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$3.0	$3.0	$—	$3.0	$—
Interest rate swaps	$0.5	$0.5	$—	$0.5	$—
Senior notes	$1,292.9	$1,337.9	$—	$1,337.9	$—
Other long-term debt	$23.0	$27.7	$—	$27.7	$—

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

Corporate debt: Comprised of bonds issued by or loan obligations of corporations that are diversified across a wide range of issuers and industries. The fair values of corporate debt that are short-term are priced using spread above the LIBOR yield curve, and the fair values of corporate debt that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate debt are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the corporate debt securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.

Mortgage-backed: Primarily comprised of residential and commercial mortgages originated by both U.S. government agencies (such as the Federal National Mortgage Association) and non-U.S. government agencies. The fair values of mortgage-backed securities (“MBS”) originated by U.S. government agencies and non-U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine the appropriate average life of MBS. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the MBS are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the MBS are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.

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

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended September 30, 2016	MBS	CMBS	Total mortgage-backed	Asset-backed	Equities	Corporate debt - financial	Corporate debt - industrial
Opening balance	$138.2	$—	$138.2	$62.3	$—	$—	$—
Realized and unrealized gains (losses) included in net income (loss)	0.9	—	0.9	1.7	—	—	—
Purchases	178.0	—	178.0	6.6	—	—	—
Sales	(19.4)	—	(19.4)	(5.5)	—	—	—
Transfers into Level 3 from Level 2	0.3	1.2	1.5	—	—	3.5	0.8
Transfers out of Level 3 into Level 2 (1)	(10.4)	—	(10.4)	(1.4)	—	—	—
Ending balance	$287.6	$1.2	$288.8	$63.7	$—	$3.5	$0.8
Three Months Ended September 30, 2015
Opening balance	$96.5	$3.1	$99.6	$83.9	$57.8	$—	$—
Realized and unrealized gains (losses) included in net income (loss)	0.8	—	0.8	(2.5)	(11.0)	—	—
Purchases	9.7	—	9.7	0.1	—	—	—
Sales	(6.5)	(2.9)	(9.4)	(7.9)	(20.0)	—	—
Transfers into Level 3 from Level 2	3.1	—	3.1	0.6	—	—	—
Transfers out of Level 3 into Level 2 (1)	—	(0.2)	(0.2)	(16.7)	—	—	—
Ending balance	$103.6	$—	$103.6	$57.5	$26.8	$—	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2016	MBS	CMBS	Total mortgage-backed	Asset-backed	Equities	Corporate debt - financial	Corporate debt - industrial
Opening balance	$106.1	$—	$106.1	$63.0	$—	$—	$—
Realized and unrealized gains (losses) included in net income (loss)	3.4	—	3.4	2.5	—	—	—
Purchases	216.4	—	216.4	18.4	—	1.5	—
Sales	(29.7)	—	(29.7)	(10.4)	—	—	—
Transfers into Level 3 from Level 2	1.8	1.2	3.0	8.0	—	2.0	0.8
Transfers out of Level 3 into Level 2 (1)	(10.4)	—	(10.4)	(17.8)	—	—	—
Ending balance	$287.6	$1.2	$288.8	$63.7	$—	$3.5	$0.8
Nine Months Ended September 30, 2015
Opening balance	$180.1	$1.7	$181.8	$55.5	$43.3	$—	$—
Realized and unrealized gains (losses) included in net income (loss)	(0.1)	0.1	—	(3.0)	3.5	—	—
Purchases	14.8	1.8	16.6	7.0	—	—	—
Sales	(91.2)	(3.6)	(94.8)	(20.2)	(20.0)	—	—
Transfers into Level 3 from Level 2	—	—	—	41.2	—	—	—
Transfers out of Level 3 into Level 2 (1)	—	—	—	(23.0)	—	—	—
Ending balance	$103.6	$—	$103.6	$57.5	$26.8	$—	$—

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	September 30, 2016	December 31, 2015
Outstanding loss reserves	$1,751.0	$1,678.5
Reserves for losses incurred but not reported	4,914.8	4,777.7
Reserve for losses and loss expenses	$6,665.8	$6,456.2

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross liability at beginning of period	$6,623.2	$6,363.9	$6,456.2	$5,881.2
Reinsurance recoverable at beginning of period	(1,516.7)	(1,433.1)	(1,480.0)	(1,340.3)
Net liability at beginning of period	5,106.5	4,930.8	4,976.2	4,540.9
Acquisition of net reserves for losses and loss expenses	—	—	—	257.0
Net losses incurred related to:
Current year	406.0	425.5	1,207.0	1,267.7
Prior years	(29.7)	(8.6)	(92.9)	(94.1)
Total incurred	376.3	416.9	1,114.1	1,173.6
Net paid losses related to:
Current year	70.6	60.8	111.8	95.4
Prior years	301.1	287.8	864.5	866.8
Total paid	371.7	348.6	976.3	962.2
Foreign exchange revaluation	4.0	(12.3)	1.1	(22.5)
Net liability at end of period	5,115.1	4,986.8	5,115.1	4,986.8
Reinsurance recoverable at end of period	1,550.7	1,449.8	1,550.7	1,449.8
Gross liability at end of period	$6,665.8	$6,436.6	$6,665.8	$6,436.6

The "Acquisition of net reserves for losses and loss expenses" during the nine months ended September 30, 2015 represents the net reserves acquired from the Hong Kong and Singapore branches of RSA of $252.8 million and the net reserves acquired from the Labuan branch of RSA of $4.2 million.

For the three months ended September 30, 2016, the Company recorded net favorable prior year reserve development primarily due to lower than expected claims development in the North American Insurance and Reinsurance segments, partially offset by unfavorable prior year reserve development in the Global Markets Insurance segment. The unfavorable loss reserve development in the Global Markets Insurance segment was primarily due to higher than expected reported losses in the other specialty line of business in the 2014 loss year.

For the nine months ended September 30, 2016, the Company recorded net favorable prior year reserve development in each of its operating segments, primarily due to actual loss emergence being lower than initially expected. The net favorable

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business, partially offset by unfavorable reserve development in the professional liability and other specialty lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to the property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in the casualty reinsurance line of business.

For the three months ended September 30, 2015, the Company recorded net favorable prior year reserve development in each of its operating segments. The net favorable prior year reserve development in the North American Insurance segment was due to net favorable prior year reserve development in loss years 2010 and prior in the casualty and professional liability lines of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business across multiple loss years. The net favorable prior year reserve development in the Reinsurance segment was primarily related to the property reinsurance line of business in the 2014 and 2015 loss years.

For the nine months ended September 30, 2015, the Company recorded net favorable prior year reserve development in each of its operating segments primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the other specialty and property lines of business, partially offset by unfavorable reserve development in the professional liability line of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to the property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in the casualty reinsurance line of business.

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore and the United Kingdom. The U.S. Internal Revenue Service (the “IRS”) is currently conducting an audit of the 2014 tax return of the U.S. services company. The audit is ongoing and the Company is not aware of any findings from the audit thus far. During the current year, the IRS completed its audit of the 2012 consolidated tax return of the Company's U.S. subsidiaries. There were no findings as a result of the audit. To the best of the Company’s knowledge, there are no other income tax examinations pending by any other tax authority.

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of September 30, 2016.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	September 30, 2016	December 31, 2015
Common shares issued and fully paid, 2016 and 2015: CHF 4.10 per share	93,586,418	95,523,230
Share capital at end of period	$378.8	$386.7

Nine Months Ended September 30, 2016
Shares issued at beginning of period	95,523,230
Shares canceled	(1,936,812)
Total shares issued at end of period	93,586,418
Treasury shares issued at beginning of period	4,563,595
Shares repurchased	4,669,213
Shares issued out of treasury	(683,862)
Shares canceled	(1,936,812)
Total treasury shares at end of period	6,612,134
Total shares outstanding at end of period	86,974,284

During the nine months ended September 30, 2016, 1,936,812 shares repurchased and designated for cancellation were constructively retired and canceled.

b) Dividends

The Company paid the following dividends during the nine months ended September 30, 2016:

Dividend Paid	Dividend Per Share	Total Amount Paid
March 31, 2016	$0.260	$23.4
June 30, 2016	$0.260	$22.8
September 29, 2016	$0.260	$22.6

On April 19, 2016, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amount will be paid to shareholders in quarterly installments of $0.26 per share. The first installment of the dividend was distributed on June 30, 2016 and the second installment was distributed on September 29, 2016. The Company expects to distribute the remaining installments of the dividend in December 2016 and March 2017.

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

The Company’s share repurchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common shares repurchased	716,970	—	4,669,213	6,047,437
Total cost of shares repurchased	$26.2	$—	$166.2	$245.3
Average price per share	$36.59	$—	$35.61	$40.56

No common shares were repurchased during the three months ended September 30, 2015.

On May 6, 2015, the Company repurchased 4,053,537 shares from Exor S.A. at a repurchase price of $40.546 per share, for an aggregate purchase price of $164.4 million. The repurchase was executed under the 2014 share repurchase program.

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings (loss) per share:
Net income (loss)	$68.6	$(51.6)	$296.1	$82.2
Weighted average common shares outstanding	87,102,290	90,882,511	88,691,983	93,068,088
Basic earnings (loss) per share	$0.79	$(0.57)	$3.34	$0.88

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted earnings (loss) per share:
Net income (loss)	$68.6	$(51.6)	$296.1	$82.2
Weighted average common shares outstanding	87,102,290	90,882,511	88,691,983	93,068,088
Share equivalents:
Stock options	819,733	—	832,656	1,071,569
RSUs and performance-based equity awards	656,841	—	570,017	569,276
Employee share purchase plan	24,237	—	18,950	16,047
Weighted average common shares and common share equivalents outstanding - diluted	88,603,101	90,882,511	90,113,606	94,724,980
Diluted earnings (loss) per share	$0.77	$(0.57)	$3.29	$0.87

For the three and nine months ended September 30, 2016, there were 224,728 and 231,214, respectively, common share equivalents considered anti-dilutive and therefore excluded from the calculation of diluted earnings per share.

For the three months ended September 30, 2015, there were no common share equivalents included in calculating diluted earnings per share as there was a net loss and any additional shares would be anti-dilutive.

For the nine months ended September 30, 2015, there were no common shares considered anti-dilutive and therefore excluded from the calculation of the diluted earnings per share.

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

The North American Insurance segment includes the Company’s specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claims administration services operation. This segment provides both property and specialty casualty insurance primarily to North American domiciled accounts. The Global Markets Insurance segment includes the Company’s specialty insurance operations in Europe and Asia Pacific, which includes offices in Dublin, Hong Kong, Labuan, London, Singapore, Sydney, and Zug, as well as the Company's insurance agency operation. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in Bermuda, Labuan, London, New York, Singapore, and Zug. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The Company measures its segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from the claims administration services operation, insurance agency operation and other income or expense that is not directly related to our underwriting operations. Management measures results for each segment's underwriting income on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended September 30, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$466.5	$126.7	$137.0	$730.2
Net premiums written	307.9	91.3	129.1	528.3
Net premiums earned	312.8	96.8	174.4	584.0
Net losses and loss expenses	(215.9)	(74.5)	(85.9)	(376.3)
Acquisition costs	(31.5)	(16.4)	(34.1)	(82.0)
General and administrative expenses	(55.1)	(32.6)	(16.5)	(104.2)
Underwriting income (loss)	10.3	(26.7)	37.9	21.5
Other insurance-related income	1.1	0.7	—	1.8
Other insurance-related expenses	(0.6)	(0.3)	(1.3)	(2.2)
Segment income (loss)	$10.8	$(26.3)	$36.6	$21.1
Net investment income				50.6
Net realized investment gains				10.7
Amortization of intangible assets				(2.5)
Interest expense				(13.5)
Foreign exchange loss				(1.0)
Income before income taxes				$65.4

Loss and loss expense ratio	69.0%	77.0%	49.3%	64.4%
Acquisition cost ratio	10.1%	17.0%	19.5%	14.0%
General and administrative expense ratio	17.6%	33.7%	9.5%	17.8%
Expense ratio	27.7%	50.7%	29.0%	31.8%
Combined ratio	96.7%	127.7%	78.3%	96.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Three Months Ended September 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$460.4	$132.7	$161.0	$754.1
Net premiums written	350.8	104.1	152.1	607.0
Net premiums earned	332.8	110.3	207.6	650.7
Net losses and loss expenses	(222.3)	(70.9)	(123.7)	(416.9)
Acquisition costs	(35.6)	(22.7)	(41.8)	(100.1)
General and administrative expenses	(58.3)	(29.3)	(18.2)	(105.8)
Underwriting income (loss)	16.6	(12.6)	23.9	27.9
Other insurance-related income	0.7	—	—	0.7
Other insurance-related expenses	(0.7)	(0.6)	—	(1.3)
Segment income (loss)	$16.6	$(13.2)	$23.9	$27.3
Net investment income				45.7
Net realized investment losses				(113.6)
Amortization of intangible assets				(2.6)
Interest expense				(14.5)
Foreign exchange gain				0.8
Loss before income taxes				$(56.9)

Loss and loss expense ratio	66.8%	64.3%	59.6%	64.1%
Acquisition cost ratio	10.7%	20.6%	20.1%	15.4%
General and administrative expense ratio	17.5%	26.6%	8.7%	16.3%
Expense ratio	28.2%	47.2%	28.8%	31.7%
Combined ratio	95.0%	111.5%	88.4%	95.8%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,354.1	$367.6	$672.4	$2,394.1
Net premiums written	904.9	267.1	638.5	1,810.5
Net premiums earned	958.8	285.1	523.2	1,767.1
Net losses and loss expenses	(642.1)	(203.4)	(268.6)	(1,114.1)
Acquisition costs	(102.8)	(50.6)	(104.3)	(257.7)
General and administrative expenses	(164.1)	(93.2)	(48.0)	(305.3)
Underwriting income (loss)	49.8	(62.1)	102.3	90.0
Other insurance-related income	2.6	0.7	4.3	7.6
Other insurance-related expenses	(1.9)	(0.3)	(2.8)	(5.0)
Segment income (loss)	$50.5	$(61.7)	$103.8	$92.6
Net investment income				159.7
Net realized investment gains				104.0
Amortization of intangible assets				(7.5)
Interest expense				(53.3)
Foreign exchange gain				4.9
Income before income taxes				$300.4

Loss and loss expense ratio	67.0%	71.3%	51.3%	63.0%
Acquisition cost ratio	10.7%	17.7%	19.9%	14.6%
General and administrative expense ratio	17.1%	32.7%	9.2%	17.3%
Expense ratio	27.8%	50.4%	29.1%	31.9%
Combined ratio	94.8%	121.7%	80.4%	94.9%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,358.6	$328.2	$773.8	$2,460.6
Net premiums written	1,019.9	216.2	747.1	1,983.2
Net premiums earned	974.2	263.0	628.4	1,865.6
Net losses and loss expenses	(655.5)	(157.2)	(360.9)	(1,173.6)
Acquisition costs	(100.8)	(54.1)	(124.5)	(279.4)
General and administrative expenses	(175.7)	(78.1)	(57.5)	(311.3)
Underwriting income (loss)	42.2	(26.4)	85.5	101.3
Other insurance-related income	2.5	—	—	2.5
Other insurance-related expenses	(2.1)	(2.2)	—	(4.3)
Segment income (loss)	$42.6	$(28.6)	$85.5	$99.5
Net investment income				133.0
Net realized investment gains				(88.8)
Amortization of intangible assets				(6.1)
Interest expense				(43.2)
Foreign exchange loss				(10.4)
Income before income taxes				$84.0

Loss and loss expense ratio	67.3%	59.8%	57.4%	62.9%
Acquisition cost ratio	10.3%	20.6%	19.8%	15.0%
General and administrative expense ratio	18.0%	29.7%	9.1%	16.7%
Expense ratio	28.3%	50.3%	28.9%	31.7%
Combined ratio	95.6%	110.1%	86.3%	94.6%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$497.5	$489.6	$1,517.5	$1,509.3
Asia Pacific	87.4	106.0	281.1	239.3
Bermuda	75.1	84.5	360.1	449.0
Europe	67.2	70.8	220.8	251.0
Canada	3.0	3.2	14.6	12.0
Total gross premiums written	$730.2	$754.1	$2,394.1	$2,460.6

Europe includes gross premiums written attributable to Switzerland of $8.3 million and $12.2 million for the three months ended September 30, 2016 and 2015, respectively, and $46.3 million and $56.9 million for the nine months ended September 30, 2016 and 2015, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following table shows the Company's net premiums earned by line of business for each segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North American Insurance:
Casualty	$100.7	$112.2	$301.8	$326.2
Professional liability	93.9	98.4	298.5	281.9
Programs	42.4	38.3	125.3	109.2
Other specialty	30.9	20.0	84.2	52.9
Property	29.1	39.3	97.5	123.2
Healthcare	15.8	24.6	51.5	80.8
Total	312.8	332.8	958.8	974.2

Global Markets Insurance:
Other specialty	33.5	30.0	94.6	69.9
Professional liability	24.2	27.7	73.2	77.0
Casualty	22.3	32.0	68.0	68.9
Property	16.8	20.6	49.3	47.2
Total	96.8	110.3	285.1	263.0

Reinsurance:
Property	82.9	102.3	250.6	311.5
Casualty	48.1	58.2	141.0	174.0
Specialty	43.4	47.1	131.6	142.9
Total	174.4	207.6	523.2	628.4
Total net premiums earned	$584.0	$650.7	$1,767.1	$1,865.6

12. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

The Company repaid its $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016 using the $500.0 million of aggregate proceeds from the 4.35% senior notes issued in October 2015. See Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further details on the Company’s senior notes.

13. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of September 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,485.1	$—	$8,485.1
Cash and cash equivalents	14.8	0.9	758.1	—	773.8
Insurance balances receivable	—	—	893.3	—	893.3
Funds held	—	—	263.9	—	263.9
Reinsurance recoverable	—	—	1,550.7	—	1,550.7
Reinsurance recoverable on paid losses	—	—	129.1	—	129.1
Net deferred acquisition costs	—	—	157.7	—	157.7
Goodwill and intangible assets	—	—	503.9	—	503.9
Balances receivable on sale of investments	—	—	20.3	—	20.3
Investments in subsidiaries	3,466.4	4,038.4	—	(7,504.8)	—
Due from subsidiaries	145.0	6.9	17.3	(169.2)	—
Other assets	2.1	0.8	761.7	—	764.6
Total assets	$3,628.3	$4,047.0	$13,541.1	$(7,674.0)	$13,542.4
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,665.8	$—	$6,665.8
Unearned premiums	—	—	1,785.2	—	1,785.2
Reinsurance balances payable	—	—	258.4	—	258.4
Balances due on purchases of investments	—	—	242.4	—	242.4
Senior notes	—	794.0	—	—	794.0
Other long-term debt	—	—	23.3	—	23.3
Due to subsidiaries	9.7	7.7	151.8	(169.2)	—
Other liabilities	2.7	15.3	139.4	—	157.4
Total liabilities	12.4	817.0	9,266.3	(169.2)	9,926.5
Total shareholders’ equity	3,615.9	3,230.0	4,274.8	(7,504.8)	3,615.9
Total liabilities and shareholders’ equity	$3,628.3	$4,047.0	$13,541.1	$(7,674.0)	$13,542.4

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,571.2	$—	$8,571.2
Cash and cash equivalents	21.8	1.0	585.2	—	608.0
Insurance balances receivable	—	—	745.9	—	745.9
Funds held	—	—	640.8	—	640.8
Reinsurance recoverable	—	—	1,480.0	—	1,480.0
Reinsurance recoverable on paid losses	—	—	96.4	—	96.4
Net deferred acquisition costs	—	—	165.2	—	165.2
Goodwill and intangible assets	—	—	504.7	—	504.7
Balances receivable on sale of investments	—	—	36.9	—	36.9
Investments in subsidiaries	3,347.0	4,396.3	—	(7,743.3)	—
Due from subsidiaries	173.1	36.4	16.8	(226.3)	—
Other assets	1.8	0.1	660.9	—	662.8
Total assets	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,456.2	$—	$6,456.2
Unearned premiums	—	—	1,683.3	—	1,683.3
Reinsurance balances payable	—	—	214.4	—	214.4
Balances due on purchases of investments	—	—	125.1	—	125.1
Senior notes	—	1,292.9	—	—	1,292.9
Other long-term debt	—	—	23.0	—	23.0
Due to subsidiaries	8.6	8.3	209.5	(226.4)	—
Other liabilities	2.6	22.2	159.7	—	184.5
Total liabilities	11.2	1,323.4	8,871.2	(226.4)	9,979.4
Total shareholders’ equity	3,532.5	3,110.4	4,632.8	(7,743.2)	3,532.5
Total liabilities and shareholders’ equity	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended September 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$584.0	$—	$584.0
Net investment income	—	0.1	50.5	—	50.6
Net realized investment gains (losses)	—	—	10.7	—	10.7
Other income	—	—	1.8	—	1.8
Net losses and loss expenses	—	—	(376.3)	—	(376.3)
Acquisition costs	—	—	(82.0)	—	(82.0)
General and administrative expenses	(9.5)	(0.2)	(94.5)	—	(104.2)
Other expense	—	—	(2.2)	—	(2.2)
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(13.0)	(0.5)	—	(13.5)
Foreign exchange gain (loss)	—	—	(1.0)	—	(1.0)
Income tax (expense) benefit	0.5	—	2.7	—	3.2
Equity in earnings of consolidated subsidiaries	77.6	90.7	—	(168.3)	—
NET INCOME (LOSS)	$68.6	$77.6	$90.7	$(168.3)	$68.6
Other comprehensive income (loss)	0.6	—	0.6	(0.6)	0.6
COMPREHENSIVE INCOME (LOSS)	$69.2	$77.6	$91.3	$(168.9)	$69.2

Three Months Ended September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$650.7	$—	$650.7
Net investment income	—	—	45.7	—	45.7
Net realized investment gains (losses)	—	—	(113.6)	—	(113.6)
Other income	—	—	0.7	—	0.7
Net losses and loss expenses	—	—	(416.9)	—	(416.9)
Acquisition costs	—	—	(100.1)	—	(100.1)
General and administrative expenses	(7.4)	0.6	(99.0)	—	(105.8)
Other expense	—	—	(1.3)	—	(1.3)
Amortization of intangible assets	—	—	(2.6)	—	(2.6)
Interest expense	—	(13.9)	(0.6)	—	(14.5)
Foreign exchange gain (loss)	—	—	0.8	—	0.8
Income tax (expense) benefit	(0.5)	—	5.8	—	5.3
Equity in earnings of consolidated subsidiaries	(43.7)	(37.0)	—	80.7	—
NET INCOME (LOSS)	$(51.6)	$(50.3)	$(30.4)	$80.7	$(51.6)
Other comprehensive income (loss)	(1.0)	—	(1.0)	1.0	(1.0)
COMPREHENSIVE INCOME (LOSS)	$(52.6)	$(50.3)	$(31.4)	$81.7	$(52.6)

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,767.1	$—	$1,767.1
Net investment income	—	0.1	159.6	—	159.7
Net realized investment gains (losses)	—	—	104.0	—	104.0
Other income	—	—	7.6	—	7.6
Net losses and loss expenses	—	—	(1,114.1)	—	(1,114.1)
Acquisition costs	—	—	(257.7)	—	(257.7)
General and administrative expenses	(7.0)	0.3	(298.6)	—	(305.3)
Other expense	—	—	(5.0)	—	(5.0)
Amortization of intangible assets	—	—	(7.5)	—	(7.5)
Interest expense	—	(51.8)	(1.5)	—	(53.3)
Foreign exchange gain (loss)	(0.1)	—	5.0	—	4.9
Income tax (expense) benefit	(0.8)	—	(3.5)	—	(4.3)
Equity in earnings of consolidated subsidiaries	304.0	357.2	—	(661.2)	—
NET INCOME (LOSS)	$296.1	$305.8	$355.4	$(661.2)	$296.1
Other comprehensive income (loss)	3.9	—	3.9	(3.9)	3.9
COMPREHENSIVE INCOME (LOSS)	$300.0	$305.8	$359.3	$(665.1)	$300.0

Nine Months Ended September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$1,865.6	$—	$1,865.6
Net investment income	—	—	133.0	—	133.0
Net realized investment gains (losses)	—	—	(88.8)	—	(88.8)
Other income	—	—	2.5	—	2.5
Net losses and loss expenses	—	—	(1,173.6)	—	(1,173.6)
Acquisition costs	—	—	(279.4)	—	(279.4)
General and administrative expenses	(27.1)	0.4	(284.6)	—	(311.3)
Other expense	—	—	(4.3)	—	(4.3)
Amortization of intangible assets	—	—	(6.1)	—	(6.1)
Interest expense	—	(41.6)	(1.6)	—	(43.2)
Foreign exchange gain (loss)	—	—	(10.4)	—	(10.4)
Income tax (expense) benefit	(0.6)	—	(1.2)	—	(1.8)
Equity in earnings of consolidated subsidiaries	109.9	138.6	—	(248.5)	—
NET INCOME (LOSS)	$82.2	$97.4	$151.1	$(248.5)	$82.2
Other comprehensive income	(4.3)	—	(4.3)	4.3	(4.3)
COMPREHENSIVE INCOME (LOSS)	$77.9	$97.4	$146.8	$(244.2)	$77.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Nine Months Ended September 30, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$219.8	$477.5	$688.0	$(763.9)	$621.4
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(4,322.6)	—	(4,322.6)
Purchases of other invested assets	—	—	(58.5)	—	(58.5)
Sales of trading securities	—	—	4,595.8	—	4,595.8
Sales of other invested assets	—	—	99.2	—	99.2
Net cash paid for acquisitions	—	—	(1.2)	—	(1.2)
Return of investment in subsidiary	—	250.0	—	(250.0)	—
Other	—	—	(41.3)	—	(41.3)
Net cash provided by (used in) investing activities	—	250.0	271.4	(250.0)	271.4
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(68.8)	—	—	—	(68.8)
Intercompany dividends paid	—	(227.6)	(536.3)	763.9	—
Proceeds to parent	—	—	(250.0)	250.0	—
Proceeds from the exercise of stock options	7.7	—	—	—	7.7
Share repurchases	(165.7)	—	—	—	(165.7)
Repayment of senior notes	—	(500.0)	—	—	(500.0)
Proceeds from other long-term debt	—	—	—	—	—
Repayment of other long-term debt	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	(226.8)	(727.6)	(786.5)	1,013.9	(727.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7.0)	(0.1)	172.9	—	165.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.8	1.0	585.2	—	608.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14.8	$0.9	$758.1	$—	$773.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Nine Months Ended September 30, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$302.0	$333.1	$661.1	$(712.8)	$583.4
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(3,962.3)	—	(3,962.3)
Purchases of other invested assets	—	—	(110.9)	—	(110.9)
Sales of trading securities	—	—	3,888.4	—	3,888.4
Sales of other invested assets	—	—	160.3	—	160.3
Net cash paid for acquisitions	—	—	(141.5)	—	(141.5)
Other	—	—	(102.7)	—	(102.7)
Net cash provided by (used in) investing activities	—	—	(268.7)	—	(268.7)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(66.8)	—	—	—	(66.8)
Intercompany dividends paid	—	(333.4)	(379.4)	712.8	—
Proceeds from the exercise of stock options	9.2	—	—	—	9.2
Share repurchases	(246.4)	—	—	—	(246.4)
Proceeds from other long-term debt	—	—	4.0	—	4.0
Repayment of other long-term debt	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	(304.0)	(333.4)	(375.6)	712.8	(300.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.0)	(0.3)	16.8	—	14.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32.6	1.7	555.0	—	589.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30.6	$1.4	$571.8	$—	$603.8

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $227.6 million and $333.4 million for the nine months ended September 30, 2016 and 2015, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

15. SUBSEQUENT EVENTS

During October 2016, Hurricane Matthew impacted the Caribbean and the Southeast coast of the United States with heavy winds, significant storm surge and flooding. The Company is currently assessing its claims and exposure related to this event, but information as of this filing is not sufficient to arrive at a reasonable estimate.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2016 (the “2015 Form 10-K”) and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on July 21, 2016. We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of September 30, 2016, we had approximately $13.5 billion of total assets, $3.6 billion of total shareholders’ equity and $4.4 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the three months ended September 30, 2016, the property and casualty insurance and reinsurance industry continued to experience challenging market conditions due to continued heavy competition and the continuing low interest rate environment. Despite these market conditions, we selectively expanded our operations but also did not renew business or write new accounts that did not meet our underwriting standards. Our Reinsurance segment continued to experience unfavorable market conditions in terms of pricing, and terms and conditions, and either did not renew or decreased line sizes on certain treaties in response to these market conditions.

Our consolidated gross premiums written decreased by $23.9 million, or 3.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was mainly driven by lower gross premiums written in our Reinsurance segment. Overall, our combined ratio was slightly higher by 0.4 percentage points in the current quarter.

Our net income increased by $120.4 million to $68.8 million for the three months ended September 30, 2016 compared to a net loss of $51.6 million for the three months ended September 30, 2015. The increase was primarily due to net realized gains on our investments of $10.7 million during the three months ended September 30, 2016 compared to net realized losses of $113.6 million during the three months ended September 30, 2015.

Recent Developments

On June 23, 2016, a referendum was held in the United Kingdom in which a majority voted for the United Kingdom's withdrawal from the European Union (“Brexit”). The uncertainty related to the impact of Brexit caused significant financial market volatility and the full impact will not be known for the foreseeable future. Brexit did not have a material impact on our financial statements for the period ended September 30, 2016. For further information see Item 1A. “Risk Factors” in this Form 10-Q.

We repaid our $500.0 million aggregate principal amount of 7.50% senior notes at maturity on August 1, 2016 using the $500.0 million of aggregate proceeds from the 4.35% senior notes issued in October 2015.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions except share, per share and percentage data)
Gross premiums written	$730.2	$754.1	$2,394.1	$2,460.6
Net income (loss)	68.6	(51.6)	296.1	82.2
Operating income	55.2	51.4	196.9	169.0
Basic earnings (loss) per share:
Net income (loss)	$0.79	$(0.57)	$3.34	$0.88
Operating income	$0.64	$0.56	$2.22	$1.81
Diluted earnings (loss) per share:
Net income (loss)	$0.77	$(0.57)	$3.29	$0.87
Operating income	$0.62	$0.55 *	$2.19	$1.79
Weighted average common shares outstanding:
Basic	87,102,290	90,882,511	88,691,983	93,068,088
Diluted	88,603,101	92,440,277 *	90,113,606	94,724,980
Annualized return on average equity (ROAE), net income (loss)	7.6%	(5.7)%	11.0%	3.0%
Annualized ROAE, operating income	6.1%	5.7%	7.3%	6.1%
Basic book value per common share	$41.57	$39.11	$41.57	$39.11
Diluted book value per common share	$40.29	$38.03	$40.29	$38.03
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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions, except share, per share and percentage data)
Net income (loss)	$68.6	$(51.6)	$296.1	$82.2
Add after tax effect of:
Net realized investment (gains) losses	(10.7)	113.6	(104.0)	88.8
Foreign exchange loss (gain)	1.0	(0.8)	(4.9)	10.4
Income tax (benefit) expense(1)	(3.7)	(9.8)	9.7	(12.4)
Operating income	$55.2	$51.4	$196.9	$169.0
Basic per share data:
Net income (loss)	$0.79	$(0.57)	$3.34	$0.88
Add after tax effect of:
Net realized investment (gains) losses	(0.12)	1.25	(1.17)	0.95
Foreign exchange loss (gain)	0.01	(0.01)	(0.06)	0.11
Income tax (benefit) expense(1)	(0.04)	(0.11)	0.11	(0.13)
Operating income	$0.64	$0.56	$2.22	$1.81
Diluted per share data:
Net income (loss)	$0.77	$(0.56)*	$3.29	$0.87
Add after tax effect of:
Net realized investment (gains) losses	(0.12)	1.23	(1.15)	0.94
Foreign exchange loss (gain)	0.01	(0.01)	(0.05)	0.11
Income tax (benefit) expense(1)	(0.04)	(0.11)	0.11	(0.13)
Operating income	$0.62	$0.55	$2.19	$1.79
(1) Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment related.

* Diluted weighted average common shares outstanding were only used in the calculation of diluted operating income per share and not in the calculation of diluted earnings per share, as there was a net loss during the three months ended September 30, 2015.

Annualized return on average shareholders' equity and average tangible shareholders' equity

Annualized return on average shareholders’ equity (“ROAE”) is calculated using average shareholders’ equity, adjusted for other comprehensive income or loss. Annualized return on average tangible shareholders’ equity (“ROATE”) is calculated using average shareholders’ equity, adjusted for other comprehensive income or loss, less goodwill and intangible assets. We present ROAE and ROATE as measures that are commonly recognized as a standard of performance by investors, analysts, rating agencies and other users of our financial information.

Annualized operating return on average shareholders’ equity and average tangible shareholders' equity is calculated using operating income instead of net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions except percentage data)
Opening shareholders’ equity	$3,584.5	$3,624.8	$3,532.5	$3,778.3
Add: accumulated other comprehensive loss	6.0	3.3	9.3	—
Adjusted opening shareholders’ equity	$3,590.5	$3,628.1	$3,541.8	$3,778.3
Deduct opening:
Goodwill	392.6	357.7	388.1	278.3
Intangible assets	113.5	136.4	116.6	46.3
Adjusted opening tangible shareholders' equity	$3,084.4	$3,134.0	$3,037.1	$3,453.7

Closing shareholders’ equity	$3,615.9	$3,555.4	$3,615.9	$3,555.4
Deduct: accumulated other comprehensive loss	5.4	4.3	5.4	4.3
Adjusted closing shareholders’ equity	$3,621.3	$3,559.7	$3,621.3	$3,559.7
Deduct closing:
Goodwill	392.8	354.8	392.8	354.8
Intangible assets	111.1	130.6	111.1	130.6
Adjusted closing tangible shareholders' equity	$3,117.4	$3,074.3	$3,117.4	$3,074.3

Average shareholders’ equity	$3,605.9	$3,593.9	$3,581.6	$3,669.0
Average tangible shareholders' equity	$3,100.9	$3,104.1	$3,077.3	$3,264.0

Net income (loss) available to shareholders	$68.6	$(51.6)	$296.1	$82.2
Annualized net income (loss) available to shareholders	$274.5	$(206.5)	$394.8	$109.6
Annualized return on average shareholders’ equity — net income (loss) available to shareholders	7.6%	(5.7)%	11.0%	3.0%
Annualized return on average tangible shareholders' equity — net income (loss) available to shareholders	8.8%	(6.7)%	12.8%	3.4%
Operating income available to shareholders	$55.2	$51.4	$196.9	$169.0
Annualized operating income available to shareholders	$220.9	$205.8	$262.6	$225.3
Annualized return on average shareholders’ equity — operating income available to shareholders	6.1%	5.7%	7.3%	6.1%
Annualized return on average tangible shareholders' equity — operating income available to shareholders	7.1%	6.6%	8.5%	6.9%

Tangible shareholders' equity and diluted book value per share

We have included tangible shareholders' equity, which is total shareholders' equity excluding goodwill and intangible assets, because it represents a more liquid measure of the Company's net assets than total shareholders' equity. We also have included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder returns.

	As of September 30,
	2016	2015
	($ in millions, except share and per share data)
Price per share at period end	$40.42	$38.17
Total shareholders’ equity	$3,615.9	$3,555.4
Deduct:
Goodwill	392.8	354.8
Intangible assets	111.1	130.6
Total tangible shareholders' equity	$3,112.0	$3,070.0

Basic common shares outstanding	86,974,284	90,911,888
Add:
Unvested restricted stock units	1,194,576	823,635
Performance-based equity awards	588,537	591,683
Employee share purchase plan	38,404	32,515
Dilutive stock options outstanding	1,652,847	2,020,354
Weighted average exercise price per share	$17.14	$16.70
Deduct:
Options bought back via treasury method	(700,903)	(883,846)
Common shares and common share equivalents outstanding	89,747,745	93,496,229
Basic book value per common share	$41.57	$39.11
Diluted book value per common share	40.29	38.03
Basic tangible book value per common share	35.78	33.77
Diluted tangible book value per common share	34.67	32.84

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses, and other income related to our non-insurance operations. Investment income is principally derived from interest and dividends earned on investments, as well as distributed and undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income. Other income includes revenue from our claims administration services operation, insurance agency operation and other non-recurring income.

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

Ratios

We measure segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operation, insurance agency operation and other income or expense that is not directly related to our underwriting operations. We also measure the results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The loss and loss expense ratio is derived by dividing net losses and loss expenses by net premiums earned. The acquisition cost ratio is derived by dividing acquisition costs by net premiums earned. The general and administrative expense ratio is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the acquisition cost ratio and the general and administrative expense ratio. The combined ratio is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$730.2	$754.1	$2,394.1	$2,460.6
Net premiums written	$528.3	$607.0	$1,810.5	$1,983.2
Net premiums earned	$584.0	$650.7	$1,767.1	$1,865.6
Net investment income	50.6	45.7	159.7	133.0
Net realized investment gains (losses)	10.7	(113.6)	104.0	(88.8)
Other income	1.8	0.7	7.6	2.5
	$647.1	$583.5	$2,038.4	$1,912.3
Expenses
Net losses and loss expenses	$376.3	$416.9	$1,114.1	$1,173.6
Acquisition costs	82.0	100.1	257.7	279.4
General and administrative expenses	104.2	105.8	305.3	311.3
Other expense	2.2	1.3	5.0	4.3
Amortization of intangible assets	2.5	2.6	7.5	6.1
Interest expense	13.5	14.5	53.3	43.3
Foreign exchange loss (gain)	1.0	(0.8)	(4.9)	10.4
	$581.7	$640.4	$1,738.0	$1,828.3
Income (loss) before income taxes	65.4	(56.9)	300.4	84.0
Income tax (benefit) expense	(3.2)	(5.3)	4.3	1.8
Net income (loss)	$68.6	$(51.6)	$296.1	$82.2
Ratios
Loss and loss expense ratio	64.4%	64.1%	63.0%	62.9%
Acquisition cost ratio	14.0%	15.4%	14.6%	15.0%
General and administrative expense ratio	17.8%	16.3%	17.3%	16.7%
Expense ratio	31.8%	31.7%	31.9%	31.7%
Combined ratio	96.2%	95.8%	94.9%	94.6%
Comparison of Three Months Ended September 30, 2016 and 2015

Premiums

Gross premiums written decreased by $23.9 million, or 3.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written increased by $6.1 million, or 1.3%. The increase in gross premiums written was primarily due to the growth in our programs line of business from existing programs and new programs. We also had growth in our other specialty lines of business, such as environmental and construction, driven primarily from new business. This was partially offset by the non-renewal of business that did not meet our underwriting requirements, particularly in our professional liability, property and healthcare lines of business;

•
Global Markets Insurance: Gross premiums written decreased by $6.0 million, or 4.5%. The decrease was primarily due to lower gross premiums written in our casualty and property lines of business due to the non-renewal of policies that did not meet our underwriting requirements; and

•
Reinsurance: Gross premiums written decreased by $24.0 million, or 14.9%. The decrease was primarily due to the non-renewal of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our consolidated gross premiums written by segment for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
North American Insurance	$466.5	$460.4	$6.1	1.3%
Global Markets Insurance	126.7	132.7	(6.0)	(4.5)%
Reinsurance	137.0	161.0	(24.0)	(14.9)%
Total	$730.2	$754.1	$(23.9)	(3.2)%

Net premiums written decreased by $78.7 million, or 13.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in net premiums written was due to lower gross premiums written and higher premiums ceded. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 27.6% of gross premiums written for the three months ended September 30, 2016 compared to 19.5% for the same period in 2015. The increase in ceded premiums was due to increased cessions in our North American Insurance and Global Markets Insurance segments.

Net premiums earned decreased by $66.6 million, or 10.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of the decrease in net premiums written in the current year.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
North American Insurance	63.9%	61.0%	53.5%	51.1%
Global Markets Insurance	17.3%	17.6%	16.6%	17.0%
Reinsurance	18.8%	21.4%	29.9%	31.9%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $4.9 million, or 10.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to higher interest income in the current period from our fixed maturity investments driven by the increase in our average aggregate fixed maturity portfolio in the current year. The annualized period book yield of the investment portfolio for the three months ended September 30, 2016 and 2015 was 2.2% and 2.1%, respectively.

As of September 30, 2016, approximately 91.7% of our fixed income investments consisted of investment grade securities. As of September 30, 2016 and December 31, 2015, the average Standard & Poor’s credit rating of our fixed income portfolio was “AA-” and “A+”, respectively.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Three Months Ended September 30,
	2016	2015
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$1.4	$(5.3)
Equity securities, trading	1.8	(12.2)
Other invested assets: hedge funds and private equity, trading	3.5	1.4
Derivatives	2.2	(19.8)
Total net realized gains (losses) on sale	8.9	(35.8)
Mark-to-market gains (losses):
Fixed maturity investments, trading	(9.5)	(15.3)
Equity securities, trading	11.1	(62.9)
Other invested assets: hedge funds and private equity, trading	3.3	0.4
Derivatives	(3.2)	(0.1)
Total mark-to-market gains (losses)	1.8	(77.8)
Net realized investment gains (losses)	$10.7	$(113.6)

The total return of our investment portfolio was positive 0.7% for the three months ended September 30, 2016 compared to negative 0.8% for the same period in 2015. The increase in total return was primarily due to less volatility in the financial markets during the current period compared to the same period last year.

Other Income

Other income increased by $1.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in other income was due to the revenue from our insurance agency operation in our Global Markets Insurance segment that was acquired in the current period and increased revenue from our claims administration services operation in our North American Insurance segment.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $40.6 million, or 9.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$401.0	68.7%	$390.0	59.9%	$11.0	8.8 pts
Property catastrophe	4.9	0.8	35.5	5.5	(30.6)	(4.7)
Current period	405.9	69.5	425.5	65.4	(19.6)	4.1
Prior period	(29.6)	(5.1)	(8.6)	(1.3)	(21.0)	(3.8)
Net losses and loss expenses	$376.3	64.4%	$416.9	64.1%	$(40.6)	0.3 pts
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and related ratio, was primarily due to higher non-catastrophe property losses and higher incurred losses primarily from the other specialty line of business in our Global

Markets Insurance segment. The non-catastrophe property losses related to weather-related events, including flooding in Louisiana and Typhoon Meranti, and non-weather related losses. The higher non-catastrophe property losses increased the losses and loss expense ratio by 7.3 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2016, we did not have any new net losses incurred that we classified as property catastrophe losses. However, we incurred an additional $4.9 million of losses primarily related to the hailstorm in Texas that occurred in April of this year. During the three months ended September 30, 2015, we incurred property catastrophe losses and loss expenses of $35.5 million related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $29.6 million during the three months ended September 30, 2016 compared to net favorable reserve development of $8.6 million for the three months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
North American Insurance	$(18.4)	$(2.6)	$(0.9)	$8.3	$(2.3)	$(0.2)	$(16.1)
Global Markets Insurance	2.0	(1.1)	(1.2)	(3.9)	9.6	(1.3)	4.1
Reinsurance	(3.6)	(1.3)	(5.5)	1.1	(6.6)	(1.7)	(17.6)
	$(20.0)	$(5.0)	$(7.6)	$5.5	$0.7	$(3.2)	$(29.6)

For the three months ended September 30, 2016, the net favorable prior year reserve development was primarily due to lower than expected loss emergence in our North American Insurance and Reinsurance segments. The unfavorable loss reserve development in our Global Markets Insurance segment was due to higher than expected reported losses in our other specialty line of business.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended September 30, 2015.

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

For the three months ended September 30, 2015, the net favorable prior year reserve development was primarily due to lower than expected loss emergence across each of our segments. The net favorable prior year reserve development for the North American Insurance segment primarily related to net favorable prior year reserve development in the professional liability line of business, partially offset by unfavorable prior year development in the casualty line of business from the 2011 to 2014 loss years. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the professional liability line of business, partially offset by unfavorable prior year reserve development in the other specialty line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and specialty reinsurance lines of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended September 30,		Dollar
	2016	2015	Change
	($ in millions)
Net losses paid	$371.7	$348.6	$23.1
Net change in reported case reserves	(30.9)	(14.6)	(16.3)
Net change in IBNR	35.5	82.9	(47.4)
Net losses and loss expenses	$376.3	$416.9	$(40.6)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2016	2015
	($ in millions)
Net reserves for losses and loss expenses, July 1	$5,106.5	$4,930.8
Incurred related to:
Current period non-catastrophe	401.1	390.0
Current period property catastrophe	4.9	35.5
Prior period	(29.7)	(8.6)
Total incurred	376.3	416.9
Paid related to:
Current period	70.6	60.8
Prior period	301.1	287.8
Total paid	371.7	348.6
Foreign exchange revaluation	4.0	(12.3)
Net reserve for losses and loss expenses, September 30	5,115.1	4,986.8
Losses and loss expenses recoverable	1,550.7	1,449.8
Reserve for losses and loss expenses, September 30	$6,665.8	$6,436.6

Acquisition Costs

Acquisition costs decreased by $18.1 million, or 18.1%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in acquisition costs was primarily due to lower acquisition costs in each of our segments. Acquisition costs as a percentage of net premiums earned were 14.0% for the three months ended September 30, 2016, compared to 15.4% for the same period in 2015. The lower acquisition cost ratio was primarily due to higher ceding commission income related to the restructuring of some for our underlying reinsurance programs in our North American Insurance and Global Markets Insurance segments and lower acquisition costs related to the amortization of the insurance-related intangible asset recorded as part of the acquisitions of the RSA operations.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million, or 1.5%, for the three months ended September 30, 2016 compared to the same period in 2015. Our general and administrative expense ratio was 17.8% for the three months ended September 30, 2016 and 16.3% for the three months ended September 30, 2015. The decrease in general and administrative expenses was primarily due to expense-control initiatives implemented during the current year, partially offset by higher stock-based compensation expense due to the increase in our stock price. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the share price at the end of the period. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 15% for the three months ended September 30, 2016 compared to a 12% decrease for the same period in 2015.

Other Expense

Other expense increased by $0.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in other expense was due to higher unrealized losses recorded in our Reinsurance segment related to single-trigger industry loss warranties ("ILWs") and expenses incurred related to our insurance agency operation in our Global Markets Insurance segment that was acquired in the current period.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Interest Expense

Interest expense decreased by $1.0 million, or 6.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in interest expense was due to less principal outstanding on our senior notes due to the repayment of the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016.

Foreign Exchange Loss (Gain)

We recorded a foreign exchange loss of $1.0 million during the three months ended September 30, 2016 compared to a gain of $0.8 million during the three months ended September 30, 2015.

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

We recorded an income tax benefit of $3.2 million for the three months ended September 30, 2016 compared to an income tax benefit of $5.3 million for the three months ended September 30, 2015. The income tax benefit recognized in both periods was primarily due to investment losses recognized in our U.S. operations.

Comparison of Nine Months Ended September 30, 2016 and 2015

Premiums

Gross premiums written decreased by $66.5 million, or 2.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written decreased by $4.5 million, or 0.3%. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business. This was partially offset by growth in our programs line of business and certain other specialty lines of business, such as environmental and construction;

•
Global Markets Insurance: Gross premiums written increased by $39.4 million, or 12.0%. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA, which were included in our results for the full nine months of the current year, whereas the results from those operations were included starting only in April during the nine months ended September 30, 2015; and

•
Reinsurance: Gross premiums written decreased by $101.4 million, or 13.1%. The decrease was primarily due to the non-renewal of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business, and to a lesser extent, net downward premium adjustments for estimated premiums in the current period. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our consolidated gross premiums written by segment for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
North American Insurance	$1,354.1	$1,358.6	$(4.5)	(0.3)%
Global Markets Insurance	367.6	328.2	39.4	12.0%
Reinsurance	672.4	773.8	(101.4)	(13.1)%
Total	$2,394.1	$2,460.6	$(66.5)	(2.7)%

Net premiums written decreased by $172.7 million, or 8.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in net premiums written was due to the overall decrease in gross premiums written and an increase in ceded premiums written, primarily in our North American Insurance segment. We ceded 24.4% of gross premiums written for the nine months ended September 30, 2016 compared to 19.4% for the same period in 2015.

Net premiums earned decreased by $98.5 million, or 5.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of lower premiums earned in our North American Insurance and Reinsurance segments partially offset by higher premiums earned in our Global Markets Insurance segment.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North American Insurance	56.5%	55.3%	54.3%	52.2%
Global Markets Insurance	15.4%	13.3%	16.1%	14.1%
Reinsurance	28.1%	31.4%	29.6%	33.7%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $26.7 million, or 20.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to higher interest income in the current period from our fixed maturity investments and higher returns from our equity method investments. The annualized period book yield of the investment portfolio for the nine months ended September 30, 2016 and 2015 was 2.3% and 2.1%, respectively.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Nine Months Ended September 30,
	2016	2015
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$18.2	$5.1
Equity securities, trading	2.3	14.9
Other invested assets: hedge funds and private equity, trading	17.6	22.3
Derivatives	(25.2)	(17.6)
Total net realized gains on sale	12.9	24.7
Mark-to-market gains (losses):
Fixed maturity investments, trading	108.3	(42.4)
Equity securities, trading	(3.1)	(57.8)
Other invested assets: hedge funds and private equity, trading	(15.3)	(13.2)
Derivatives	1.2	(0.1)
Total mark-to-market gains (losses)	91.1	(113.5)
Net realized investment gains (losses)	$104.0	$(88.8)

The total return of our investment portfolio was 2.9% and 0.5% for the nine months ended September 30, 2016 and 2015, respectively. The increase in total return was primarily due to lower interest rates and tightening credit spreads that caused mark-to-market gains on our fixed maturity investments during the nine months ended September 30, 2016, compared to higher interest rates and widening credit spreads which caused mark-to-market losses during the nine months ended September 30, 2015.

Other Income

Other income increased by $5.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in other income was due to the recoveries from single-trigger ILW derivatives related to catastrophe losses that occurred in the current period in our Reinsurance segment and the revenue from our insurance agency operation in our Global Markets Insurance segment that was acquired in the current period.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $59.5 million, or 5.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$1,181.3	66.8%	$1,207.2	64.7%	$(25.9)	2.1 pts
Property catastrophe	25.7	1.5	60.5	3.2	(34.8)	(1.7)
Current period	1,207.0	68.3	1,267.7	67.9	(60.7)	0.4
Prior period	(92.9)	(5.3)	(94.1)	(5.0)	1.2	(0.3)
Net losses and loss expenses	$1,114.1	63.0%	$1,173.6	62.9%	$(59.5)	0.1 pts
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was primarily due to the overall reduction of our operations, partially offset by higher non-catastrophe property losses. The increase in the current year non-catastrophe losses and loss expenses ratio was primarily due to higher property losses in the current period compared to the prior period. This resulted in an increase in the non-catastrophe losses and loss expenses ratio of 0.9 percentage points.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2016, we incurred $25.7 million in property catastrophe losses, which included $10.3 million of net losses from the Fort McMurray wildfires and $15.4 million of net losses from the April hailstorm in Texas. The property catastrophe losses from the Fort McMurray wildfires were all recorded by our Reinsurance segment, and the losses from the April hailstorm in Texas were split $10.8 million in the Reinsurance segment and $4.6 million in the North American Insurance segment.

During the nine months ended September 30, 2015, we incurred $60.5 million in property catastrophe losses, which included $25.0 million in losses related to windstorms that occurred in the New South Wales region of Australia and $35.5 million related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $92.9 million during the nine months ended September 30, 2016 compared to net favorable reserve development of $94.1 million for the nine months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	Nine Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
North American Insurance	$(61.9)	$(5.1)	$12.1	$18.2	$—	$4.4	$(32.3)
Global Markets Insurance	(7.2)	—	(2.4)	(2.5)	7.7	(1.8)	(6.2)
Reinsurance	(12.6)	(3.0)	2.9	4.6	(13.2)	(33.1)	(54.4)
	$(81.7)	$(8.1)	$12.6	$20.3	$(5.5)	$(30.5)	$(92.9)

For the nine months ended September 30, 2016, we recorded net favorable prior year reserve development in each of our operating segments, primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business, partially offset by unfavorable reserve development in the professional liability and other specialty lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in our casualty reinsurance line of business.

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

For the nine months ended September 30, 2015, we recognized prior year reserve development primarily due to lower than expected loss emergence across each of our segments. The net favorable prior year reserve development for the North American Insurance segment was primarily related to net favorable prior year reserve development in the professional liability, programs and property lines of business, partially offset by unfavorable prior year development in the healthcare and casualty lines of business mainly from the 2012 and 2013 loss years. The unfavorable prior year reserve development in the 2014 loss year related mainly to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily due to net favorable loss reserve development in the property, professional liability and casualty lines of business, partially offset by unfavorable prior year reserve development in the specialty and other line of business from the 2013 loss year. The net favorable reserve development in the Reinsurance segment was primarily related to the property and specialty reinsurance lines of business.

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Nine Months Ended September 30,		Dollar
	2016	2015	Change
	($ in millions)
Net losses paid	$976.3	$962.2	$14.1
Net change in reported case reserves	11.2	(15.7)	26.9
Net change in IBNR	126.6	227.1	(100.5)
Net losses and loss expenses	$1,114.1	$1,173.6	$(59.5)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2016	2015
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,976.2	$4,540.9
Acquisition of net reserves for losses and loss expenses	—	257.0
Incurred related to:
Current period non-catastrophe	1,181.3	1,207.2
Current period property catastrophe	25.7	60.5
Prior period	(92.9)	(94.1)
Total incurred	1,114.1	1,173.6
Paid related to:
Current period	111.8	95.4
Prior period	864.5	866.8
Total paid	976.3	962.2
Foreign exchange revaluation	1.1	(22.5)
Net reserve for losses and loss expenses, September 30	5,115.1	4,986.8
Losses and loss expenses recoverable	1,550.7	1,449.8
Reserve for losses and loss expenses, September 30	$6,665.8	$6,436.6

The net reserves for losses and loss expenses acquired relates to the acquisitions of the Hong Kong, Singapore and Labuan operations of RSA.

Acquisition Costs

Acquisition costs decreased by $21.7 million, or 7.8%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in acquisition costs was primarily due to lower acquisition costs in our Global Markets Insurance and Reinsurance segments. Acquisition costs as a percentage of net premiums earned were 14.6% for the nine months ended September 30, 2016 compared to 15.0% for the same period in 2015.

General and Administrative Expenses

General and administrative expenses decreased by $6.0 million, or 1.9%, for the nine months ended September 30, 2016 compared to the same period in 2015. Our general and administrative expense ratio was 17.3% and 16.7% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in general and administrative expenses was primarily due to expense-control initiatives implemented during the current year, and lower stock-based compensation expense.

Other Expense

Other expense increased by $0.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in other expense was primarily due to expenses incurred related to our insurance agency operation in our Global Markets Insurance segment that was acquired in the current period.

Amortization of Intangible Assets

The amortization of intangible assets increased by $1.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in the amortization of intangible assets was due to the intangible assets acquired during 2015 related to the RSA and LAU acquisitions.

Interest Expense

Interest expense increased by $10.0 million, or 23.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in interest expense was due to the accrued interest related to the senior notes issued in October 2015. The interest expense will be lower in future periods due to the repayment of the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016.

Foreign Exchange (Gain) Loss

The foreign exchange loss decreased by $15.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The change was primarily due to a loss recorded in the prior period related to the close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA and the strengthening of the U.S. dollar relative to other major currencies during the current period.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2016 increased by $2.5 million compared to the nine months ended September 30, 2015. The increase in income tax expense was primarily due to higher taxable income in our U.S. operations.

Underwriting Results by Operating Segments

Our Company is organized into three operating segments:

North American Insurance Segment. The North American Insurance segment includes our direct specialty insurance operations in the United States, Bermuda and Canada, as well as our claims administration services operation. This segment provides both direct property and specialty casualty insurance primarily to North American domiciled accounts.

Global Markets Insurance Segment. The Global Markets Insurance segment includes our direct specialty insurance operations in Europe and Asia Pacific, which includes offices in Dublin, Hong Kong, Labuan, London, Singapore, Sydney and Zug, as well as our insurance agency operation. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$466.5	$460.4	$1,354.1	$1,358.6
Net premiums written	307.9	350.8	904.9	1,019.9
Net premiums earned	312.8	332.8	958.8	974.2
Expenses
Net losses and loss expenses	$215.9	$222.3	$642.1	$655.5
Acquisition costs	31.5	35.6	102.8	100.8
General and administrative expenses	55.1	58.3	164.1	175.7
Underwriting income	$10.3	$16.6	$49.8	$42.2
Other insurance-related income	1.1	0.7	2.6	2.5
Other insurance-related expenses	(0.6)	(0.7)	(1.9)	(2.1)
Segment income	$10.8	$16.6	$50.5	$42.6
Ratios
Loss and loss expense ratio	69.0%	66.8%	67.0%	67.3%
Acquisition cost ratio	10.1%	10.7%	10.7%	10.3%
General and administrative expense ratio	17.6%	17.5%	17.1%	18.0%
Expense ratio	27.7%	28.2%	27.8%	28.3%
Combined ratio	96.7%	95.0%	94.8%	95.6%

Comparison of Three Months Ended September 30, 2016 and 2015

Premiums. Gross premiums written increased by $6.1 million, or 1.3%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase in gross premiums written was primarily due to the growth in our programs line of business from existing programs and new programs. We also had growth in our other specialty lines of business, such as environmental and construction, driven primarily from new business. This was partially offset by the non-renewal of business that did not meet our underwriting requirements, particularly in our professional liability, property and healthcare lines of business.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
U.S.	$404.1	$388.3	$15.8	4.1%
Bermuda	59.4	68.9	(9.5)	(13.8)%
Canada	3.0	3.2	(0.2)	(6.3)%
	$466.5	$460.4	$6.1	1.3%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Casualty	$164.4	$165.5	$(1.1)	(0.7)%
Professional liability	106.4	113.1	(6.7)	(5.9)%
Programs	69.1	56.7	12.4	21.9%
Other specialty(1)	50.5	35.6	14.9	41.9%
Property	46.6	53.6	(7.0)	(13.1)%
Healthcare(2)	29.5	36.0	(6.5)	(18.1)%
	$466.5	$460.4	$6.1	1.3%
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

Net premiums written decreased by $42.9 million, or 12.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to higher ceded premiums. We ceded 34.0% of gross premiums written for the three months ended September 30, 2016 compared to 23.8% for the three months ended September 30, 2015. The increase in ceded premiums written was primarily due to increased cessions for our professional liability, healthcare, casualty and property lines of business. For our professional liability and healthcare lines of business, we changed the structure of the reinsurance treaty that renewed this year from an excess-of-loss treaty to a quota share treaty, and as such we have increased ceded premiums and ceding commission income compared to the prior period. For our property line of business, we purchased additional reinsurance on our inland marine business during the current quarter. This caused an increase in ceded premiums of $8.7 million due to a cession on the inforce business that is subject to this treaty.

Net premiums earned decreased by $20.0 million, or 6.0%, for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was due to the reduction in net premiums written during the year.

Net losses and loss expenses. Net losses and loss expenses decreased by $6.4 million, or 2.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$232.0	74.2%	$221.0	66.5%	$11.0	7.7 pts
Property catastrophe	—	—	2.8	0.8	(2.8)	(0.8)
Current period	232.0	74.2	223.8	67.3	8.2	6.9
Prior period	(16.1)	(5.2)	(1.5)	(0.5)	(14.6)	(4.7)
Net losses and loss expenses	$215.9	69.0%	$222.3	66.8%	$(6.4)	2.2 pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and related ratio, was primarily due to higher non-catastrophe property losses in the current period compared to the prior period. The non-catastrophe property losses in the current period were related to the floods in Louisiana and other property and inland marine losses. The higher property-related losses resulted in a higher current year non-catastrophe losses and loss expenses ratio of 6.3 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2016, we did not have any net losses incurred that we classified as property catastrophe losses. During the three months ended September 30, 2015, we incurred $2.8 million of property catastrophe losses related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $16.1 million during the three months ended September 30, 2016 compared to net favorable reserve development of $1.5 million for the three months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(3.4)	$(0.4)	$0.1	$2.1	$0.1	$(0.1)	$(1.6)
Professional liability	(15.4)	0.1	(0.7)	8.1	0.1	—	(7.8)
Property	(0.2)	(2.0)	—	(0.8)	(1.0)	0.1	(3.9)
Programs	0.6	(0.3)	(0.3)	(1.4)	(1.3)	(0.2)	(2.9)
Healthcare	—	—	—	—	—	—	—
Other specialty	—	—	—	0.3	(0.2)	—	0.1
	$(18.4)	$(2.6)	$(0.9)	$8.3	$(2.3)	$(0.2)	$(16.1)

For the three months ended September 30, 2016, the net favorable prior year reserve development was primarily due to lower than expected claims development across most lines of business. The unfavorable loss development in our professional liability line of business for the 2013 loss year was related to adverse development on several claims above our previous expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(4.5)	$(2.2)	$1.1	$6.5	$9.5	$1.9	$12.3
Professional liability	(6.1)	(1.9)	(3.7)	(3.9)	(0.6)	3.3	(12.9)
Property	(1.4)	0.2	0.2	0.5	(1.6)	2.0	(0.1)
Programs	0.4	(0.3)	(0.5)	(0.3)	(1.2)	0.1	(1.8)
Healthcare	—	—	—	—	—	—	—
Other specialty	—	—	—	—	—	1.0	1.0
	$(11.6)	$(4.2)	$(2.9)	$2.8	$6.1	$8.3	$(1.5)

For the three months ended September 30, 2015, the net favorable prior year reserve development was primarily due to lower than expected loss emergence in our professional liability line of business, partially offset by unfavorable prior year reserve development in our casualty line of business. The unfavorable development in the casualty line of business for the 2012 and 2013 loss years was due to increased frequency of reported claims.

Acquisition costs. Acquisition costs decreased by $4.1 million, or 11.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily driven by the reduction in net premiums earned and higher ceding commission income due to the restructuring of some of our underlying reinsurance programs. The acquisition cost ratio was 10.1% for the three months ended September 30, 2016 compared to 10.7% for the three months ended September 30, 2015. The decrease in the acquisition cost ratio was primarily related to the increase in ceding commission income due to the reinsurance restructuring mentioned above.

General and administrative expenses. General and administrative expenses decreased by $3.2 million, or 5.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to expense-control initiatives implemented during the current year, partially offset by higher stock-based compensation expense due to the increase in our stock price. The general and administrative expense ratio increased slightly to 17.6% for the three months ended September 30, 2016 from 17.5% for the same period in 2015.

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our claims administration services operation. The net margin from this operation increased during three months ended September 30, 2016 compared to the same period in 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

Premiums. Gross premiums written decreased by $4.5 million, or 0.3%, for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in gross premiums written was primarily due to the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business. This was partially offset by growth in our programs line of business and certain other specialty lines of business, such as environmental and construction.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
U.S.	$1,114.1	$1,080.5	$33.6	3.1%
Bermuda	225.5	266.1	(40.6)	(15.3)%
Canada	14.5	12.0	2.5	20.8%
	$1,354.1	$1,358.6	$(4.5)	(0.3)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Casualty	$436.3	$470.5	$(34.2)	(7.3)%
Professional liability	321.4	329.9	(8.5)	(2.6)%
Property	192.5	219.8	(27.3)	(12.4)%
Programs	169.3	137.4	31.9	23.2%
Other specialty	138.8	97.1	41.7	42.9%
Healthcare	95.8	103.9	(8.1)	(7.8)%
	$1,354.1	$1,358.6	$(4.5)	(0.3)%

Net premiums written decreased by $115.0 million, or 11.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in net premiums written was due to lower gross premiums written and higher ceded premiums. We ceded 33.2% of gross premiums written for the nine months ended September 30, 2016 compared to 24.9% for the same period in 2015. The increase in ceded premiums was primarily due to increased cessions for our professional liability, healthcare, casualty and property lines of business. Also contributing to the higher percentage of ceded premiums was an increase in the minimum ceded premium accrual in the current period compared to a reduction of the accrual in the prior period.

Net premiums earned decreased by $15.4 million, or 1.6%, for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was due to the reduction in net premiums written during the current year.

Net losses and loss expenses. Net losses and loss expenses decreased by $13.4 million, or 2.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$669.8	69.9%	$668.7	68.6%	$1.1	1.3 pts
Property catastrophe	4.6	0.5	2.8	0.3	1.8	0.2
Current period	674.4	70.4	671.5	68.9	2.9	1.5
Prior period	(32.3)	(3.4)	(16.0)	(1.6)	(16.3)	(1.8)
Net losses and loss expenses	$642.1	67.0%	$655.5	67.3%	$(13.4)	(0.3) pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to higher loss ratio assumptions, partially offset by lower non-catastrophe property losses in the current period compared to the same period last year. The lower non-catastrophe property losses decreased the losses and loss expense ratio by 0.3 percentage points.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2016, we incurred $4.6 million in property catastrophe losses from the April hailstorm in Texas. During the nine months ended September 30, 2015, we incurred $2.8 million of property catastrophe losses related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $32.3 million during the nine months ended September 30, 2016 compared to net favorable reserve development of $16.0 million for the nine months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(30.7)	$(0.5)	$13.3	$8.4	$6.5	$0.3	$(2.7)
Professional liability	(32.2)	(3.2)	(5.5)	15.1	3.8	0.1	(21.9)
Property	(0.9)	(2.1)	0.1	(0.7)	(5.9)	5.9	(3.6)
Programs	1.7	0.9	4.2	(4.9)	(4.6)	(0.7)	(3.4)
Healthcare	0.2	(0.2)	—	—	—	—	—
Other specialty	—	—	—	0.3	0.2	(1.2)	(0.7)
	$(61.9)	$(5.1)	$12.1	$18.2	$—	$4.4	$(32.3)

For the nine months ended September 30, 2016, the net unfavorable prior year reserve development in the casualty line of business for the 2012 loss year was primarily due to adverse case reserve development and higher than expected reported claims. This line of business also experienced lower than expected development of reported claims for loss years 2010 and prior. The net favorable prior year reserve development in the professional liability line of business for loss years 2010 and prior was due to lower than expected claims development. The net unfavorable prior year reserve development for the 2013 loss year in the professional liability line of business was due to adverse development on several claims above our previous expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(16.2)	$(4.5)	$(6.0)	$12.7	$16.5	$2.2	$4.7
Professional liability	8.7	(18.0)	(14.1)	(1.6)	(0.3)	8.8	(16.5)
Property	(2.1)	0.2	(0.3)	(1.9)	(4.1)	2.1	(6.1)
Programs	(2.5)	(3.5)	(2.7)	(2.8)	(0.5)	(0.3)	(12.3)
Healthcare	(4.7)	(0.4)	5.5	7.4	3.1	—	10.9
Other specialty	—	(0.1)	—	0.5	—	2.9	3.3
	$(16.8)	$(26.3)	$(17.6)	$14.3	$14.7	$15.7	$(16.0)

For the nine months ended September 30, 2015, the net favorable prior year reserve development primarily related to our professional liability and programs lines of business due to lower than expected loss emergence. The net unfavorable prior year reserve development for the casualty line of business for the 2012 and 2013 loss years was primarily due to higher than expected frequency of losses. The net unfavorable prior year reserve development for the healthcare line of business for the 2011 through 2013 loss years was primarily due to adverse development on several claims above our previous expectations. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims in the prior period.

Acquisition costs. Acquisition costs increased by $2.0 million, or 2.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in average broker commissions during the current period compared to the prior period, partially offset by higher ceding commission income due to the restructuring of some of our underlying reinsurance programs. The acquisition cost ratio was 10.7% and 10.3% for the nine months ended September 30, 2016 and 2015, respectively.

General and administrative expenses. General and administrative expenses decreased by $11.6 million, or 6.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was due to lower salary-related costs, including stock-based compensation, and other expense-control initiatives implemented during the current year. The general and administrative expense ratio decreased to 17.1% for the nine months ended September 30, 2016 from 18.0% for the same period in 2015.

Other insurance-related income and expense. The net margin from our claims administration services operation was higher for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$126.7	$132.7	$367.6	$328.2
Net premiums written	91.3	104.1	267.1	216.2
Net premiums earned	96.8	110.3	285.1	263.0
Expenses
Net losses and loss expenses	$74.5	$70.9	$203.4	$157.2
Acquisition costs	16.4	22.7	50.6	54.1
General and administrative expenses	32.6	29.3	93.2	78.1
Underwriting loss	$(26.7)	$(12.6)	$(62.1)	$(26.4)
Other insurance-related income	0.7	—	0.7	—
Other insurance-related expenses	(0.3)	(0.6)	(0.3)	(2.2)
Segment loss	$(26.3)	$(13.2)	$(61.7)	$(28.6)
Ratios
Loss and loss expense ratio	77.0%	64.3%	71.3%	59.8%
Acquisition cost ratio	17.0%	20.6%	17.7%	20.6%
General and administrative expense ratio	33.7%	26.6%	32.7%	29.7%
Expense ratio	50.7%	47.2%	50.4%	50.3%
Combined ratio	127.7%	111.5%	121.7%	110.1%

Comparison of Three Months Ended September 30, 2016 and 2015

Premiums. Gross premiums written decreased by $6.0 million, or 4.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Assuming constant foreign exchange rates, gross premiums written decreased by 3.9%. The decrease was primarily due to lower gross premiums written in our casualty and property lines of business due to the non-renewal of policies that did not meet our underwriting requirements.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Asia Pacific	$70.1	$74.2	$(4.1)	(5.5)%
Europe	56.6	58.5	(1.9)	(3.2)%
	$126.7	$132.7	$(6.0)	(4.5)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Other specialty(1)	$41.8	$36.0	$5.8	16.1%
Professional liability	40.2	35.9	4.3	12.0%
Casualty	23.9	36.1	(12.2)	(33.8)%
Property	20.8	24.7	(3.9)	(15.8)%
	$126.7	$132.7	$(6.0)	(4.5)%
________________________
(1) Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Net premiums written decreased by $12.8 million, or 12.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in net premiums written was primarily due to the decrease in gross premiums written and higher ceded premiums written. We ceded 27.9% of gross premiums written for the three months ended September 30, 2016 compared to 21.6% for the three months ended September 30, 2015. The increase in the ceded premium ratio was due to higher cession percentages on several reinsurance treaties in which the structure of the reinsurance treaty that renewed this year changed from an excess-of-loss treaty to a quota share treaty, and as such we have increased ceded premiums and ceding commission income compared to the prior period.

Net premiums earned decreased by $13.5 million, or 12.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the reduction in net premiums written during the current quarter.

Net losses and loss expenses. Net losses and loss expenses increased by $3.6 million, or 5.1%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$70.4	72.8%	$73.0	66.2%	$(2.6)	6.6 pts
Property catastrophe	—	—	0.3	0.2	(0.3)	(0.2)
Current period	70.4	72.8	73.3	66.4	(2.9)	6.4
Prior period	4.1	4.2	(2.4)	(2.1)	6.5	6.3
Net losses and loss expenses	$74.5	77.0%	$70.9	64.3%	$3.6	12.7 pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was due to lower net losses incurred related to the construction workers compensation class of business within our casualty line of business, partially offset by higher incurred losses in the current period primarily from the trade credit, aviation and construction classes of business within our other specialty line of business, as well as non-catastrophe property losses. The increase in the current year non-catastrophe losses and loss expenses ratio was primarily due to the higher incurred losses from the other specialty and property lines of business, partially offset by the lower losses from our casualty line of business. The higher property-related losses resulted in a higher current year non-catastrophe losses and loss expenses ratio of 11.3 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2016, we did not have any net losses incurred that we classified as property catastrophe losses. During the three months ended September 30, 2015, we incurred $0.3 million of property catastrophe losses related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net unfavorable reserve development of $4.1 million during the three months ended September 30, 2016 compared to net favorable reserve development of $2.4 million for the three months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(2.4)	$—	$(1.4)	$(0.5)	$(0.3)	$—	$(4.6)
Professional liability	4.6	(0.8)	(0.1)	(0.6)	(0.5)	—	2.6
Property	0.1	(0.5)	0.3	(0.5)	(0.4)	(2.5)	(3.5)
Other specialty	(0.3)	0.2	—	(2.3)	10.8	1.2	9.6
	$2.0	$(1.1)	$(1.2)	$(3.9)	$9.6	$(1.3)	$4.1

For the three months ended September 30, 2016, we recorded unfavorable prior year reserve development in our other specialty line of business primarily due to higher than expected reported losses in our trade credit class of business.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(1.2)	$(1.0)	$0.2	$(0.4)	$2.8	$0.5	$0.9
Professional liability	(1.1)	(1.0)	(1.1)	(1.0)	(1.0)	(0.3)	(5.5)
Property	0.4	(0.5)	(0.1)	0.5	(0.1)	(1.4)	(1.2)
Other specialty	(0.1)	—	(0.1)	0.3	4.0	(0.7)	3.4
	$(2.0)	$(2.5)	$(1.1)	$(0.6)	$5.7	$(1.9)	$(2.4)

For the three months ended September 30, 2015, we recorded favorable prior year reserve development in our professional liability and property lines of business due to lower than expected loss emergence. The unfavorable prior year reserve development for the other specialty line of business in the 2013 loss year primarily related to the trade credit line of business due to higher frequency of reported claims above our expectations.

Acquisition costs. Acquisition costs decreased by $6.3 million, or 27.8%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The acquisition cost ratio was 17.0% for the three months ended September 30, 2016 compared to 20.6% for the three months ended September 30, 2015. The decrease in acquisition costs and the acquisition costs ratio was primarily due to lower amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations and, to a lesser extent, higher ceding commission income due to the reinsurance restructuring mentioned above.

General and administrative expenses. General and administrative expenses increased by $3.3 million, or 11.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to higher stock-based compensation expense due to the increase in our stock price, partially offset by expense-control initiatives implemented during the current year. The general and administrative expense ratio was 33.7% and 26.6% for the three months ended September 30, 2016 and 2015, respectively.

Other insurance-related income and expense. The other insurance-related income and expense during the three months ended September 30, 2016 related to the revenue and expenses from an insurance agency operation we acquired in the current year that is based in London. The other insurance-related expenses incurred during the three months ended September 30, 2015 represented the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Comparison of Nine Months Ended September 30, 2016 and 2015

Premiums. Gross premiums written increased by $39.4 million, or 12.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA, which were included in our results for the full nine months of the current year, whereas the results from those operations were included starting only in April during the nine months ended September 30, 2015.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Asia Pacific	$208.0	$147.3	$60.7	41.2%
Europe	159.6	180.9	(21.3)	(11.8)%
	$367.6	$328.2	$39.4	12.0%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Other specialty	$115.7	$95.0	$20.7	21.8%
Professional liability	108.2	99.0	9.2	9.3%
Casualty	80.1	75.3	4.8	6.4%
Property	63.6	59.0	4.6	7.8%
	$367.6	$328.2	$39.4	12.0%

Net premiums written increased by $50.9 million, or 23.5%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in net premiums written was primarily due to higher gross premiums written and lower ceded premiums written. The decrease in ceded premiums written was due to a reinsurance treaty entered into during the nine months ended September 30, 2015 for the construction line of business brought over from the acquired Asian operations as the previous treaty was canceled. We ceded 27.3% of gross premiums written for the nine months ended September 30, 2016 compared to 34.1% for the nine months ended September 30, 2015.

Net premiums earned increased by $22.2 million, or 8.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to net premiums earned from the operations acquired from RSA being included in our results for the full nine months of the current year, whereas the results for the Asian operations acquired from RSA were included starting only in April of the previous year.

Net losses and loss expenses. Net losses and loss expenses increased by $46.2 million, or 29.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$209.6	73.5%	$172.7	65.7%	$36.9	7.8 pts
Property catastrophe	—	—	4.3	1.6	(4.3)	(1.6)
Current period	209.6	73.5	177.0	67.3	32.6	6.2
Prior period	(6.2)	(2.2)	(19.8)	(7.5)	13.6	5.3
Net losses and loss expenses	$203.4	71.3%	$157.2	59.8%	$46.2	11.5 pts
Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to higher incurred losses from the operations acquired from RSA being included in our results for the full nine months of the current year, whereas the results for the Asian operations acquired from RSA were included starting only in April of the previous year. We also experienced higher incurred losses in the current period primarily from the trade credit, aviation and construction classes of business within our other specialty line of business, as well as non-catastrophe property losses. The higher non-catastrophe property losses increased the non-catastrophe losses and loss expenses ratio by 5.0 percentage points.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2016, we did not have any net losses incurred that we classified as property catastrophe losses. During the nine months ended September 30, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia and $0.3 million related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $6.2 million during the nine months ended September 30, 2016 compared to net favorable reserve development of $19.8 million for the nine months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(5.7)	$(0.3)	$(2.2)	$(0.7)	$0.2	$2.7	$(6.0)
Professional liability	5.9	(0.3)	(1.2)	0.1	0.3	0.4	5.2
Property	(6.9)	—	1.0	(0.4)	(3.6)	2.3	(7.6)
Other specialty	(0.5)	0.6	—	(1.5)	10.8	(7.2)	2.2
	$(7.2)	$—	$(2.4)	$(2.5)	$7.7	$(1.8)	$(6.2)

For the nine months ended September 30, 2016, the favorable development for the 2015 loss year in the other specialty line of business was primarily related to a recovery on a single claim in the trade credit class of business, partially offset by higher than expected reported losses in our trade credit and aviation classes of business in the 2014 loss year.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2015
	2009 and Prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(7.7)	$(3.6)	$0.3	$1.7	$2.3	$(0.6)	$(7.6)
Professional liability	(0.8)	(5.8)	(2.0)	3.3	(1.5)	0.1	(6.7)
Property	(1.3)	(0.3)	(0.5)	0.3	(4.4)	(5.2)	(11.4)
Other specialty	(0.2)	(0.1)	(0.3)	(0.1)	5.0	1.6	5.9
	$(10.0)	$(9.8)	$(2.5)	$5.2	$1.4	$(4.1)	$(19.8)

For the nine months ended September 30, 2015, the favorable prior year reserve development in our property, professional liability and casualty lines of business was due to lower than expected loss emergence. The unfavorable prior year reserve development for the other specialty line of business in the 2013 loss year primarily related to the trade credit line of business due to higher frequency of reported claims above our expectations.

Acquisition costs. Acquisition costs decreased by $3.5 million, or 6.5%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in acquisition costs was primarily due to lower amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations. The acquisition cost ratio was 17.7% for the nine months ended September 30, 2016 compared to 20.6% for the nine months ended September 30, 2015.

General and administrative expenses. General and administrative expenses increased by $15.1 million, or 19.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in general and administrative expenses was due to the inclusion of the acquired Asian operations results for the nine months in the current period compared to only being included from April during the nine months ended September 30, 2015, partially offset by lower stock-based compensation and other expense-control initiatives implemented during the current year. The general and administrative expense ratio was 32.7% and 29.7% for the nine months ended September 30, 2016 and 2015, respectively.

Other insurance-related income and expense. The other insurance-related income and expense during nine months ended September 30, 2015 related to the revenues and expenses from an insurance agency operation we acquired in the current year that is based in London. The other insurance-related expenses incurred during the nine months ended September 30, 2015 represented the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Gross premiums written	$137.0	$161.0	$672.4	$773.8
Net premiums written	129.1	152.1	638.5	747.1
Net premiums earned	174.4	207.6	523.2	628.4
Expenses
Net losses and loss expenses	$85.9	$123.7	$268.6	$360.9
Acquisition costs	34.1	41.8	104.3	124.5
General and administrative expenses	16.5	18.2	48.0	57.5
Underwriting income	$37.9	$23.9	$102.3	$85.5
Other insurance-related income	—	—	4.3	—
Other insurance-related expenses	(1.3)	—	(2.8)	—
Segment income	$36.6	$23.9	$103.8	$85.5
Ratios
Loss and loss expense ratio	49.3%	59.6%	51.3%	57.4%
Acquisition cost ratio	19.5%	20.1%	19.9%	19.8%
General and administrative expense ratio	9.5%	8.7%	9.2%	9.1%
Expense ratio	29.0%	28.8%	29.1%	28.9%
Combined ratio	78.3%	88.4%	80.4%	86.3%

Comparison of Three Months Ended September 30, 2016 and 2015

Premiums. Gross premiums written decreased by $24.0 million, or 14.9%, for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to the non-renewal of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our Reinsurance operations.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
United States	$93.1	$101.1	$(8.0)	(7.9)%
Asia	17.3	31.8	(14.5)	(45.6)%
Bermuda	15.4	15.2	0.2	1.3%
Europe	11.2	12.9	(1.7)	(13.2)%
	$137.0	$161.0	$(24.0)	(14.9)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Casualty	$75.0	$84.4	$(9.4)	(11.1)%
Property	54.3	70.9	(16.6)	(23.4)%
Specialty	7.7	5.7	2.0	35.1%
	$137.0	$161.0	$(24.0)	(14.9)%

Net premiums written decreased by $23.0 million, or 15.1%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, which is consistent with the decrease in gross premiums written.

Net premiums earned decreased by $33.2 million, or 16.0%, as a result of the decrease in net premiums written during the previous quarters.

Net losses and loss expenses. Net losses and loss expenses decreased by $37.8 million, or 30.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$98.6	56.6%	$95.9	46.2%	$2.7	10.4 pts
Property catastrophe	4.9	2.8	32.5	15.7	(27.6)	(12.9)
Current period	103.5	59.4	128.4	61.9	(24.9)	(2.5)
Prior period	(17.6)	(10.1)	(4.7)	(2.3)	(12.9)	(7.8)
Net losses and loss expenses	$85.9	49.3%	$123.7	59.6%	$(37.8)	(10.3) pts

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses, and the related ratio, was primarily due to higher non-catastrophe property losses in the current period and a lower reduction in IBNR loss reserves in the current quarter compared to the prior quarter. The non-catastrophe property losses in the current quarter related to losses incurred from weather-related events, including flooding in the U.S. and Typhoon Meranti in China, and non-weather related losses. The higher non-catastrophe property losses in the current quarter increased the current year non-catastrophe loss ratio by 7.0 percentage points.

Current year property catastrophe losses and loss expenses

During the three months ended September 30, 2016, we did not have any new net losses incurred that we classified as property catastrophe losses. However, we incurred an additional $4.9 million of losses primarily related to the hailstorm in Texas that occurred in April of this year. During the three months ended September 30, 2015, we incurred property catastrophe losses and loss expenses of $32.5 million related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $17.6 million during the three months ended September 30, 2016 compared to net favorable reserve development of $4.7 million for the three months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$(0.1)	$0.6	$(0.9)	$(1.8)	$(6.1)	$(3.3)	$(11.6)
Casualty	(3.1)	(1.8)	(4.4)	3.3	0.2	1.3	(4.5)
Specialty	(0.4)	(0.1)	(0.2)	(0.4)	(0.7)	0.3	(1.5)
	$(3.6)	$(1.3)	$(5.5)	$1.1	$(6.6)	$(1.7)	$(17.6)

For the three months ended September 30, 2016, the net favorable prior year reserve development in the property reinsurance line of business was due to lower than expected reported loss activity.

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

Acquisition costs. Acquisition costs decreased by $7.7 million, or 18.4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to lower net premiums earned in the current year. The acquisition cost ratio was 19.5% for the three months ended September 30, 2016 compared to 20.1% for the three months ended September 30, 2015. The decrease in the acquisition cost ratio was due to negative premium adjustments for certain treaties with relatively high ceding commissions in the current period compared to the prior period.

General and administrative expenses. General and administrative expenses decreased by $1.7 million, or 9.3%, for the three months ended September 30, 2016 compared to the same period in 2015. The decrease in general and administrative expenses was primarily due to expense-control initiatives implemented during the current year, partially offset by higher stock-based compensation expense due to the increase in our stock price. The general and administrative expense ratios for the three months ended September 30, 2016 and 2015 were 9.5% and 8.7%, respectively.

Other insurance-related income and expense. During the three months ended September 30, 2016, we did not have any recoveries from our single-trigger ILW derivatives, whereas the other insurance-related expense of $1.3 million for the three months ended September 30, 2016 related to unrealized losses recognized on single-trigger ILW derivatives.

Comparison of Nine Months Ended September 30, 2016 and 2015

Premiums. Gross premiums written decreased by $101.4 million, or 13.1%, for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to the non-renewal of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business, and to a lesser extent, net downward premium adjustments for estimated premiums in the current period. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our Reinsurance operations.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
United States	$402.8	$425.6	$(22.8)	(5.4)%
Bermuda	135.1	181.4	(46.3)	(25.5)%
Asia	73.0	92.1	(19.1)	(20.7)%
Europe	61.5	74.7	(13.2)	(17.7)%
	$672.4	$773.8	$(101.4)	(13.1)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Property	$345.4	$414.8	$(69.4)	(16.7)%
Specialty	170.0	177.5	(7.5)	(4.2)%
Casualty	157.0	181.5	(24.5)	(13.5)%
	$672.4	$773.8	$(101.4)	(13.1)%

Net premiums written decreased by $108.6 million, or 14.5%, primarily due to the decrease in gross premiums written and higher ceded premiums. The increase in ceded premiums was primarily the result of a new retrocessional quota share reinsurance treaty for our property reinsurance line of business.

Net premiums earned decreased by $105.2 million, or 16.7%, as a result of the decrease in net premiums written during the previous quarters, as well as the increase in ceded earned premium related to the higher cost of our previous outward property catastrophe reinsurance coverage that continued to be recognized in the current year.

Net losses and loss expenses. Net losses and loss expenses decreased by $92.3 million, or 25.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The following is a breakdown of the loss and loss expense ratio for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Dollar Change	Loss Ratio Percentage Point Change
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$301.9	57.7%	$365.7	58.2%	$(63.8)	(0.5) pts
Property catastrophe	21.1	4.0	53.5	8.5	(32.4)	(4.5)
Current period	323.0	61.7	419.2	66.7	(96.2)	(5.0)
Prior period	(54.4)	(10.4)	(58.3)	(9.3)	3.9	(1.1)
Net losses and loss expenses	$268.6	51.3%	$360.9	57.4%	$(92.3)	(6.1) pts

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and related ratio, was primarily due to the decrease in net premiums earned and a higher reduction in IBNR loss reserves for current year property losses than in the prior period. These changes were partially offset by higher non-catastrophe property losses in the current year. The higher non-catastrophe property losses in the current quarter increased the current year non-catastrophe loss ratio by 0.9 percentage points.

Current year property catastrophe losses and loss expenses

During the nine months ended September 30, 2016, we incurred $21.1 million in property catastrophe losses, which included $10.3 million of net losses from the Fort McMurray wildfires and $10.8 million of net losses from the April hailstorm in Texas. During the nine months ended September 30, 2015, we incurred property catastrophe losses and loss expenses of $32.5 million related to explosions in the port of Tianjin, China and $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $54.4 million during the nine months ended September 30, 2016 compared to net favorable reserve development of $58.3 million for the nine months ended September 30, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Nine Months Ended September 30, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$0.7	$3.6	$(4.7)	$(11.3)	$(10.5)	$(26.6)	$(48.8)
Casualty	(12.5)	(5.2)	7.6	13.8	4.6	(4.8)	3.5
Specialty	(0.8)	(1.4)	—	2.1	(7.3)	(1.7)	(9.1)
	$(12.6)	$(3.0)	$2.9	$4.6	$(13.2)	$(33.1)	$(54.4)

For the nine months ended September 30, 2016, the net favorable reserve development in the 2015 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. The net unfavorable reserve development for the 2012 to 2014 loss years in the casualty reinsurance line of business was due to higher than expected reported claims.

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

Acquisition costs. Acquisition costs decreased by $20.2 million, or 16.2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to the decrease in net premiums earned. The acquisition cost ratio was 19.9% for the nine months ended September 30, 2016 compared to 19.8% for the nine months ended September 30, 2015.

General and administrative expenses. General and administrative expenses decreased by $9.5 million, or 16.5%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in general and administrative expenses was primarily related to expense-control initiatives implemented during the current year, and lower stock-based compensation. The general and administrative expense ratios for the nine months ended September 30, 2016 and 2015 were 9.2% and 9.1%, respectively.

Other insurance-related income and expense. The other insurance-related income of $4.3 million for the nine months ended September 30, 2016 represents the recovery on single-trigger ILW derivatives related to catastrophe losses that occurred in the current year and the other insurance-related expense of $2.8 million related to unrealized losses recognized on single-trigger ILW derivatives.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
	($ in millions)
Case reserves	$872.4	$831.1	$426.4	$412.6	$452.1	$434.8	$1,750.9	$1,678.5
IBNR	3,252.0	3,167.1	588.2	559.8	1,074.7	1,050.8	4,914.9	4,777.7
Reserve for losses and loss expenses	4,124.4	3,998.2	1,014.6	972.4	1,526.8	1,485.6	6,665.8	6,456.2
Reinsurance recoverables	(1,278.5)	(1,211.6)	(262.1)	(259.1)	(10.1)	(9.3)	(1,550.7)	(1,480.0)
Net reserve for losses and loss expenses	$2,845.9	$2,786.6	$752.5	$713.3	$1,516.7	$1,476.3	$5,115.1	$4,976.2

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of September 30, 2016:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$4,124.4	$3,246.1	$4,666.1
Global Markets Insurance	1,014.6	802.6	1,157.3
Reinsurance	1,526.8	1,222.9	1,720.6
Consolidated (1)	6,665.8	5,702.1	7,113.6

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,845.9	$2,281.0	$3,243.6
Global Markets Insurance	752.5	599.6	862.0
Reinsurance	1,516.7	1,218.8	1,712.8
Consolidated (1)	5,115.1	4,427.0	5,490.7
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	($ in millions)
Ceded case reserves	$315.2	$254.6
Ceded IBNR reserves	1,235.5	1,225.4
Reinsurance recoverable	$1,550.7	$1,480.0

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of September 30, 2016 were recoverable from reinsurers who had an A.M. Best rating of “A” or higher.

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

Our total investments and cash and cash equivalents totaled $9.4 billion as of September 30, 2016, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of September 30, 2016, we held $773.8 million of unrestricted cash and cash equivalents and $641.3 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of September 30, 2016, we had $200 million available under our revolving loan facility.

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

Cash Flows

The following table illustrates our cash flows, by category, for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	($ in millions)
Cash flows provided by operating activities	$619.5	$591.5
Cash flows provided by (used in) investing activities	271.4	(268.7)
Cash flows used in financing activities	(727.0)	(300.2)
Effect of exchange rate changes on foreign currency cash	1.9	(8.1)
Net increase in cash and cash equivalents	165.8	14.5
Cash and cash equivalents, beginning of period	608.0	589.3
Cash and cash equivalents, end of period	$773.8	$603.8

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

The increase in cash flows from operations was primarily due to higher cash receipts from our collateralized property catastrophe reinsurance program through Aeolus Re Ltd., partially offset by higher net paid losses and lower net premiums written during the current period compared to the prior period.

Cash flows used in or provided by investing activities consist primarily of proceeds on the sale of investments and payments for investments or businesses acquired in addition to changes in restricted cash. The increase in cash flows used in investing activities to cash flows provided by investing activities was due to higher net sales of investments during the current period compared to the prior period, due to the maturity and sale of securities to repay the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016, as well as to increase the duration of our investment portfolio. This increase in cash flows provided by investing activities was also due to the decrease in net cash paid for acquisitions.

Cash flows from financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our common shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities was due to the repayment at maturity of the $500.0 million aggregate principal amount of 7.50% senior notes on August 1, 2016, partially offset by lower share repurchases during the current period compared to the prior period.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2016 and December 31, 2015, 91.7% and 90.1%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	($ in millions)
Due in one year or less	$641.3	$710.9
Due after one year through five years	2,783.6	3,299.4
Due after five years through ten years	1,170.4	735.8
Due after ten years	439.9	360.6
Mortgage-backed	1,500.3	1,368.6
Asset-backed	791.8	726.2
Total	$7,327.3	$7,201.5

We have investments in “other invested assets”, comprising interests in hedge funds, private equity funds, and other private securities, the carrying value of which was $941.7 million as of September 30, 2016. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

The Credit Agreement contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of Consolidated Indebtedness to Total Capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant that the Consolidated Net Worth of the Company and its subsidiaries, as of the last day of any fiscal quarter or fiscal year, not fall below a minimum amount calculated based on Consolidated Net Worth, as adjusted for increases due to income or issuances of capital stock and decreases due to extraordinary dividend payments and stock repurchases. The Credit Agreement also has customary Events of Default, including (subject to certain materiality thresholds and grace periods): payment defaults; failure to comply with covenants; material inaccuracy of any representation or warranty; cross-defaults to other material debt or hedging obligations; unsatisfied judgments or pension obligations; bankruptcy, liquidation or insolvency proceedings; the issuance of any orders of conservation or supervision with respect to, or certain other matters relating to insurance licenses held by, any Material Insurance Subsidiary; and certain change in control events.

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

As of September 30, 2016, we had combined unused letters of credit capacity of $428.4 million from Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the nine months ended September 30, 2016, we did not utilize the revolving loan available under the Facility.

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

As of September 30, 2016 and December 31, 2015, $2,717.3 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of September 30, 2016 and December 31, 2015, a further $572.8 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of September 30, 2016 have not changed since December 31, 2015. See Item 1. “Business” in our 2015 Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	($ in millions)
Senior notes	$794.0	$1,292.9
Other long-term debt	23.3	23.0
Shareholders’ equity	3,615.9	3,532.5
Total capitalization	$4,433.2	$4,848.4
Debt to total capitalization	18.4%	27.1%

The ratio of debt to total capitalization as of December 31, 2015 included the $500 million senior notes we issued on October 29, 2015 that we used to repay the $500 million senior notes at maturity on August 1, 2016. Assuming such repayment occurred as of December 31, 2015, the ratio of debt to total capitalization would have been 18.6%.

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

Share Repurchases

On April 19, 2016, our shareholders approved a share repurchase program (the “2016 share repurchase program”) in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this new share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of September 30, 2016, approximately $400.4 million remained under this share repurchase authorization.

During the three months and nine months ended September 30, 2016, our share repurchases were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	($ in millions except share and per share amounts)
Common shares repurchased	716,970	4,669,213
Total cost of shares repurchased	$26.2	$166.2
Average price per share	$36.59	$35.61

Shares repurchased by us and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. We will issue shares out of treasury principally related to our employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

Long-Term Debt

In July 2006, Allied World Bermuda issued $500.0 million aggregate principal amount of 7.50% senior notes due August 1, 2016, with interest payable August 1 and February 1 each year. These senior notes were repaid when they matured on August 1, 2016.

In November 2010, Allied World Bermuda issued $300.0 million aggregate principal amount of 5.50% senior notes due November 1, 2020, with interest payable May 15 and November 15 each year. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes.

In October 2015, Allied World Bermuda issued $500 million aggregate principal amount of 4.35% senior notes due October 29, 2025, with interest payable April 29th and October 29th each year, commencing April 29, 2016. The proceeds from these senior notes were used to repay the senior notes that matured on August 1, 2016. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes prior to their stated maturity.

The payment of principal of, and the interest on, the senior notes issued in 2010 and 2015 have been unconditionally and irrevocably guaranteed by Holdings.

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
As of September 30, 2016, we did not have any off-balance sheet arrangements.

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
In the table below, changes in fair values as a result of changes in interest rates are determined by calculating hypothetical September 30, 2016 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$8,657.5	$8,440.2	$8,319.2	$8,200.0	$8,084.5	$7,972.4	$7,759.8
Fair value change from base	457.5	240.2	119.2	—	(115.5)	(227.6)	(440.2)
Change in unrealized appreciation/(depreciation)	5.6%	2.9%	1.5%	—%	(1.4)%	(2.8)%	(5.4)%
In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical September 30, 2016 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$6,253.8	$6,075.9	$5,986.9	$5,897.9	$5,809.0	$5,720.0	$5,542.1
Fair value change from base	355.9	178.0	89.0	—	(88.9)	(177.9)	(355.8)
Change in unrealized appreciation/(depreciation)	6.0%	3.0%	1.5%	—%	(1.5)%	(3.0)%	(6.0)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of September 30, 2016.

	Fair Value September 30, 2016	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$872.7	AAA	9.3%
U.S. government and agency securities	1,471.2	AA+	15.8%
Non-U.S. government and government agencies	488.2	AA	5.2%
State, municipalities and political subdivisions	480.8	AA	5.1%
Mortgage-backed securities (“MBS”):
Agency MBS	845.9	AA+	9.0%
Non-agency MBS	22.6	BB	0.2%
Commercial MBS	631.8	BB	6.8%
Total mortgage-backed securities	1,500.3		16.0%
Corporate securities:
Financials	1,084.2	A	11.6%
Industrials	1,372.5	A-	14.7%
Utilities	138.4	BBB+	1.5%
Total corporate securities	2,595.1		27.8%
Asset-backed securities	791.8	AA	8.5%
Other invested assets:
Private equity	495.5	N/A	5.3%
Hedge funds	331.6	N/A	3.5%
Other private securities	114.6	N/A	1.2%
Total other invested assets	941.7		10.0%
Equities	216.1	N/A	2.3%
Total investment portfolio	$9,357.9		100.0%
As of September 30, 2016, we held $7.3 billion of fixed income securities. Of those assets, approximately 91.7% were rated investment grade (Baa3/BBB- or higher) with the remaining 8.3% rated in the below investment grade category. As of September 30, 2016, the average credit quality of the fixed maturity portfolios was “AA-” as rated by Standard & Poor’s.
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
As of September 30, 2016, we held investments in “other invested assets” with a carrying value of $941.7 million. Included in other invested assets are private equity funds, hedge funds and other private securities. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
The following table shows our direct investment exposure across each major geographical region that was included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets as of September 30, 2016.

	September 30, 2016
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds	Equity Securities	Total Exposure
	($ in millions)
Africa	$—	$—	$—	$0.3	$0.3
Asia and Middle East	249.1	—	100.6	32.1	381.8
Australia	80.6	—	39.2	0.2	120.0
Europe	87.9	4.2	403.7	72.1	567.9
Latin America	1.7	—	30.3	0.8	32.8
North America	2,020.8	2,287.9	2,021.3	110.6	6,440.6
Total exposure	$2,440.1	$2,292.1	$2,595.1	$216.1	$7,543.4
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
As of September 30, 2016 and December 31, 2015, approximately 6.6% and 10.0%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the nine months ended September 30, 2016 and 2015, approximately 19% and 17%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of September 30, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Item 1A.	Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2015 Form 10-K and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on July 21, 2016 (“Second Quarter Form 10-Q”), that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2015 Form 10-K and Second Quarter Form 10-Q. The risks described in our 2015 Form 10-K and Second Quarter Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2016	475,153	$35.08	475,153	$410.0	million
August 1 - 31, 2016	43,171	39.68	43,171	408.3	million
September 1 - 30, 2016	198,646	39.52	198,646	400.4	million
Total	716,970	$36.59	716,970	$400.4	million	(1)
________________________

(1)
At the 2016 Annual Shareholder Meeting on April 19, 2016, Holdings’ shareholders approved a two-year $500 million share repurchase program. Please see Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity - Share Repurchases” for more information about our share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

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

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

________________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 2, 2016.

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
Dated: October 31, 2016

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: October 31, 2016

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: October 31, 2016

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

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

_______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 2, 2016.

*
These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18 United States Code) and are not being filed as part of this report.