Form 10-K
period 2016-12-31
Allied World Assurance Co Holdings, AG
filed 2017-02-28
CIK 1163348

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
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑
The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.1 billion based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.
As of February 22, 2017, 87,316,864 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in March 2017, are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2016, we had $13.2 billion of total assets and $3.6 billion of shareholders’ equity. For the year ended December 31, 2016, our North American Insurance segment accounted for 60.5%, our Global Markets Insurance segment accounted for 16.4% and our Reinsurance segment accounted for 23.1% of our total gross premiums written of $3,065.8 million. As of December 31, 2016, we had a total of 1,380 full-time employees. We believe that our employee relations are good.

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

Recent Developments

On December 18, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fairfax Financial Holdings Limited, a Canadian corporation (“Fairfax”), pursuant to which, upon the terms and subject to the conditions set forth therein, Holdings will be acquired by Fairfax (the “Acquisition”). The Acquisition has been unanimously approved by the boards of directors of both companies.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a subsidiary of Fairfax will commence an exchange offer (the “Offer”) to purchase all outstanding shares of Holdings (the “Allied World Shares”), followed by a merger of Holdings into a merger subsidiary of Fairfax (“Merger Sub”), with Merger Sub as the surviving corporation (the “Merger”). Each Allied World Share accepted by Fairfax in the Offer is to be exchanged for the right to receive (i) a $5.00 pre-closing cash dividend from Holdings (the “Special Dividend”), which will be paid outside of the Offer, (ii) $5.00 in cash, subject to adjustment as described below (the “Cash Consideration”), (iii) the Fixed Exchange Stock Consideration (as defined below) and (iv) the Fixed Value Stock Consideration (as defined below and, together with the Fixed Exchange Stock Consideration, the “Stock Consideration”). Fairfax may elect, in its sole discretion, at any time on or prior to March 3, 2017, to increase the amount of the Cash Consideration from $5.00 to an amount not exceeding $35.00, which will correspondingly serve to reduce the Fixed Value Stock Consideration. “Fixed Exchange Stock Consideration” means a fraction of a fully paid and nonassessable subordinate voting share, without par value, of Fairfax (“Fairfax Share”) equal to 0.030392. “Fixed Value Stock Consideration” means a fraction of a Fairfax Share equal to the quotient of (x) $40.00 minus the Cash Consideration minus the Special Dividend divided by (y) the Acceptance Time Parent Share Price (as defined below); provided, (i) if the Acceptance Time Parent Share Price is greater than or equal to $485.65, the Fixed Value Stock Consideration will equal the quotient of (x) $40.00 minus the Cash Consideration minus the Special Dividend divided by (y) $485.65; and (ii) if the Acceptance Time Parent Share Price is less than or equal to $435.65, the Fixed Value Stock Consideration will equal the quotient of (x) $40.00 minus the Cash Consideration minus the Special Dividend divided by (y) $435.65. “Acceptance Time Parent Share Price” means the volume weighted average price per Fairfax Share on the Toronto Stock Exchange for the 20 consecutive trading days immediately preceding the trading day before the acceptance time of the Offer (the “Acceptance Time”), in each case converted into U.S. Dollars based on the average currency conversion rate as measured over such 20-day period.

The obligation of Fairfax to consummate the Offer is subject to customary conditions, including (i) approval by Holdings’ shareholders to amend its Articles of Association to permit a holder of 10% or more of Allied World Shares outstanding with full voting rights, to elect the individuals designated by Fairfax to Allied World’s board of directors upon or after completion of the Offer and to approve the Special Dividend and forgo the previously approved $0.26 quarterly dividend to be paid in March 2017; (ii) to the extent required by applicable laws and regulations (based on the total number of Fairfax Shares to be issued as consideration for the Acquisition), approval by Fairfax’s shareholders of the issuance of Fairfax Shares as consideration for the Acquisition; (iii) a number of Allied World Shares having been validly tendered and not properly withdrawn that represents 90% of Allied World Shares outstanding (provided that, in the event all of the other conditions to the Offer have been satisfied or waived, Fairfax may elect in its sole and absolute discretion to waive the 90% condition down to 66 2/3%); (iv) receipt of governmental consents and approvals (both domestic and foreign) required to consummate the Offer and the Merger; and (v) other customary conditions set forth in the Merger Agreement. The obligation of each party to consummate the Acquisition is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement provides for certain payments upon termination of the Merger Agreement under specified circumstances. If the Merger Agreement is terminated by us or Fairfax as a result of an adverse change in the recommendation of the other party’s board of directors, we may be required to pay to Fairfax, or Fairfax may be required to pay to us, a termination fee of $196 million.

The closing of the Acquisition is currently anticipated to occur in the second quarter of 2017. There can be no assurances that the Acquisition will occur.

For the complete text of the Merger Agreement, see Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2016. In addition, see Item 1A. “Risk Factors — Risks Related to the Acquisition” in this Form 10-K and Note 1 of the notes to the consolidated financial statements.

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

The gross premiums written in each segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in millions)
North American Insurance	$1,856.3	60.5%	$1,815.3	58.7%	$1,716.3	58.4%
Global Markets Insurance	503.3	16.4%	476.3	15.4%	280.5	9.6%
Reinsurance	706.2	23.1%	801.4	25.9%	938.6	32.0%
Total	$3,065.8	100.0%	$3,093.0	100.0%	$2,935.4	100.0%

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

The table below illustrates the breakdown of the company’s North American direct insurance gross premiums written by line of business for the year ended December 31, 2016.

	Year Ended December 31, 2016
	Amount	% of Total
	($ in millions)
Casualty	$582.1	31.4%
Professional liability	485.3	26.1%
Property	251.6	13.6%
Programs	223.1	12.0%
Other specialty(1)	196.4	10.6%
Healthcare	117.8	6.3%
	$1,856.3	100.0%
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

With respect to general casualty products, we provide both primary and excess capacity, and our focus is on complex liability risks in a variety of industries, including construction, real estate, public entities, retailers, manufacturing, transportation, and financial and insurance services. We also offer comprehensive insurance to contractors and their employees working outside of the United States on contracts for agencies of the U.S. government or foreign operations of U.S. companies.

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

For more information concerning our gross premiums written by line of business in our North American Insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Underwriting Results by Operating Segments — North American Insurance Segment — Comparison of Years Ended December 31, 2016 and 2015” and “— Comparison of Years Ended December 31, 2015 and 2014.”

Global Markets Insurance Segment

General

The Global Markets Insurance segment includes all of our direct insurance operations outside of North America. This segment includes the direct insurance operations of:

•	Allied World Assurance Company, Ltd, operating from its branch offices in Asia and Australia;

•	Allied World Assurance Company (Europe) dac, which is incorporated in Ireland and writes business primarily originating from the United Kingdom and Continental Europe;

•	Allied World Assurance Company, AG, which is incorporated in Switzerland and writes business from its office in Zug, Switzerland and is also approved to operate a branch office in Bermuda; and

•	Allied World Managing Agency Limited, which is incorporated in the United Kingdom and is the managing agent of our Lloyd’s Syndicate 2232.

We operate primarily in Europe and Asia Pacific and have an office in Miami that underwrites Latin American risks. While our European offices have historically focused on mid-sized to large European and multi-national companies domiciled outside of North America, we continue to expand our product offerings for small- and middle-market accounts and for specialty classes of business with global exposures. We underwrite a variety of professional liability, general casualty, healthcare liability, property, marine, onshore construction and personal lines products from our offices in Asia Pacific. In addition, Syndicate 2232 writes international property, general casualty and professional liability, marine, aviation and on-shore construction targeted either at key territories or where our customers have requested a Lloyd’s policy. Our staff in the Global Markets Insurance segment is spread among our offices in Dublin, Hong Kong, Labuan, London, Singapore, Sydney and Zug because we believe it is important to be present in the markets where we compete for business.

The table below illustrates the breakdown of the company’s Global Markets insurance gross premiums written by line of business for the year ended December 31, 2016.

	Year Ended December 31, 2016
	Amount	% of Total
	($ in millions)
Other specialty(1)	$163.9	32.7%
Professional liability	150.7	29.9%
Casualty	100.9	20.0%
Property	87.8	17.4%
	$503.3	100.0%
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

Our property products include physical damage and business interruption coverage for commercial risks as well as specialized products that cover specific building projects during the course of construction. We offer aviation products that encompass airline, aerospace and general aviation classes of business. Our marine products cover all types of goods in transit. We offer short- and medium-term trade credit insurance for clients that export around the world.

For more information on our gross premiums written by line of business in our Global Markets Insurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — Global Markets Insurance Segment — Comparison of Years Ended December 31, 2016 and 2015” and “— Comparison of Years Ended December 31, 2015 and 2014.”

Reinsurance Segment

General

Our Reinsurance segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages, including property catastrophe coverage written by other reinsurance companies. This segment includes the reinsurance operations of:

•	Allied World Assurance Company, Ltd, operating from its office in Bermuda and branch offices in Asia;

•	Allied World Assurance Company (Europe) dac, which is incorporated in Ireland and writes business through its office in London;

•	Allied World Assurance Company, AG, which is incorporated in Switzerland and writes reinsurance business from its office in Zug, Switzerland;

•	Allied World Reinsurance Management Company, which is licensed to write as a managing general underwriter for our U.S. reinsurance company; and

•	Allied World Managing Agency Limited, which is incorporated in the United Kingdom and is the managing agent of our Lloyd’s Syndicate 2232.

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

We determine appropriate pricing either by using pricing models built or approved by our actuarial staff or by relying on established pricing set by our pricing actuaries for a specific treaty. Pricing models are generally used for facultative reinsurance, property catastrophe reinsurance, property per risk reinsurance, workers compensation and personal accident catastrophe reinsurance. Other types of reinsurance rely on actuarially-established pricing. On a written basis, reinsurance business is more heavily weighted to the first three months of the year.

The table below illustrates the breakdown of the company’s reinsurance gross premiums written by line of business for the year ended December 31, 2016.

	Year Ended December 31, 2016
	Amount	% of Total
	($ in millions)
Property	$362.0	51.2%
Specialty	176.4	25.0%
Casualty	167.8	23.8%
	$706.2	100.0%

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

Our property reinsurance contracts protect insurers who write residential, commercial and industrial accounts globally. We also write Euro-centric business and business for Continental European companies, including through the use of our Swiss operating company, Allied World Assurance Company, AG. Our property reinsurance treaties are structured as either quota share or excess-of-loss.

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

For more information on our gross premiums written by line of business in our Reinsurance segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Underwriting Results by Operating Segments — Reinsurance Segment — Comparison of Years Ended December 31, 2016 and 2015” and “— Comparison of Years Ended December 31, 2015 and 2014.”

Distribution

As a commercial insurer, we primarily offer products through independent insurance intermediaries, including retail brokerage firms and excess and surplus lines wholesalers. We typically pay a commission to agents and brokers for business that we accept from them.

Within our North American Insurance segment, Marsh & McLennan Companies, Inc. (“Marsh”) and Aon plc (“Aon”) accounted for 12.7% and 10.7%, respectively, of our gross premiums written in this segment during 2016.

Our Global Markets Insurance segment maintains significant relationships with Marsh, Aon and Willis Group Holdings (“Willis”), which accounted for 19.4%, 14.3% and 9.3%, respectively, of our gross premiums written in this segment during 2016.

Due to a number of factors, including transactional size and complexity, the distribution infrastructure of the reinsurance marketplace is characterized by relatively few intermediary firms. As a result, we have close business relationships with a small number of reinsurance intermediaries, and our business during 2016 was primarily with affiliates of Marsh, Aon and Willis, which accounted for 45.3%, 21.1% and 13.5%, respectively, of our gross premiums written in our Reinsurance segment during 2016.

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

Certain of our products within our North American Insurance segment and Global Markets Insurance segment are also underwritten and distributed through third-party program administrators. To help align interests, we seek to establish incentive-based compensation as a component of the fees paid to program administrators, which encourages better long-term underwriting results. We contract with third-party agencies to underwrite a variety of programs. We generally have opted to outsource the claims-handling for these programs given the specialty nature of the business they underwrite. Before delegating underwriting authority, we consider the integrity, experience and reputation of each program administrator, as well as the potential profitability of the business and availability of reinsurance. Once a program is established, we conduct regular ongoing reviews and audits of the program administrator and the claims-handling if it has been outsourced. We do not believe that the loss of any one program or relationship with any one program administrator would have a material adverse effect on our business, and no single program accounts for 10% or more of our total revenues.

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

Our risk governance structure includes committees comprised of senior underwriting, actuarial, finance, legal, investment and operations staff that identify, monitor and help manage each of these risks. Our management-based Risk Management Committee, chaired by our Chief Risk Officer, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk position, performing risk assessment on an ongoing basis and continually reviewing factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business as well as our risk-mitigation efforts.

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

Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings have each developed a rating system to evaluate an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the rating agency’s opinion of the capitalization, risk management, leadership and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. Each rating agency maintains a letter scale rating system, including numerous incremental rating categories: A.M. Best’s rating system includes 15 separate categories, ranging from “A++” (Superior) to “F” (In Liquidation); Moody’s rating system includes 21 separate categories, ranging from “Aaa” (Exceptional) to “C” (Lowest-rated); Standard & Poor’s rating system includes 22 separate categories, ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision); and Fitch Ratings’ rating system includes 19 separate categories, ranging from “AAA” (Exceptionally Strong) to “C” (Distressed).

Our operating subsidiaries and their respective ratings from each rating agency are provided in the table below. Each rating is subject to periodic review by, and may be revised upward, downward or revoked at the sole discretion of, the rating agency. A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings each placed the company's financial strength and credit ratings under review with negative implications following the December 18, 2016 announcement of the Acquisition.

Subsidiary	Rated “A” (Excellent) from A.M. Best(1)	Rated “A2” (Good) from Moody’s(2)	Rated “A” (Strong) from Standard & Poor’s(3)	Rated “A+” (Strong) from Fitch Ratings(4)
Allied World Assurance Company, Ltd	X	X	X	X
Allied World Assurance Company (U.S.) Inc.	X	X	X	X
Allied World National Assurance Company	X	X	X	X
Allied World Insurance Company	X	X	X	X
Allied World Specialty Insurance Company	X	—	—	—
Allied World Surplus Lines Insurance Company	X	—	—	—
Allied World Assurance Company, AG	—	—	X	—
Allied World Assurance Company (Europe) dac	X	—	X	—

(1)	Third highest of 15 available ratings from A.M. Best.

(2)	Sixth highest of 21 available ratings from Moody’s.

(3)	Sixth highest of 22 available ratings from Standard & Poor’s.

(4)	Fifth highest of 19 available ratings from Fitch Ratings.

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

Reserve for Losses and Loss Expenses

For information regarding our reserves for losses and loss expenses, including incurred and paid loss development triangles, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Reserves for Losses and Loss Expenses.” and Note 7 - “Reserves for Losses and Loss Expenses” of the audited consolidated financial statements.

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

As of December 31, 2016, we had total investments and cash and cash equivalents of $8.7 billion, including restricted cash, fixed-maturity securities, equity securities, hedge fund, private equity investments and other securities. The average credit quality of our investments is rated A+ by Standard & Poor’s and A1 by Moody’s. Our current Investment Policy Statement requires that short-term instruments must be rated a minimum of A-1, F-1 or P-1 by Standard & Poor’s, Moody’s or Fitch. The target duration range is 1.00 to 4.25 years. The portfolio has a total return rather than income orientation. The average duration of our investment portfolio was 3.0 years as of December 31, 2016.

For more information on the securities in our investment portfolio, including breakdowns of asset classes, credit quality and duration, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Critical Accounting Policies — Fair Value of Financial Instruments;” Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Notes 4, 5 and 6 of the notes to the audited consolidated financial statements in this Form 10-K.

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

Group Supervision

The Bermuda Monetary Authority (“BMA”) acts as the group supervisor for Allied World Assurance Company, Ltd, our lead insurance and reinsurance subsidiary, which has been named the “designated insurer” for group supervisory purposes. In accordance with the Group Supervisory and Insurance Group Solvency Rules that became effective in January 2012, Allied World Assurance Company, Ltd is required to prepare and submit to the BMA annual group financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), annual group statutory financial statements, annual group statutory financial and capital returns, and unaudited quarterly returns.

Bermuda

Allied World Assurance Company, Ltd is subject to the Bermuda Insurance Act 1978 (the “Insurance Act”). The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements on Bermuda insurers and reinsurers, and it empowers the BMA to supervise, investigate and intervene in the affairs of these companies. There are a number of remedial actions the BMA can take to protect the public interest if it determines that a Bermuda insurer or reinsurer may become insolvent or that a breach of the Insurance Act or of a registration condition has occurred or is about to occur.

In addition to maintaining a principal office in Bermuda and appointing specified officers, the following are some significant aspects of the Bermuda regulatory framework with which Allied World Assurance Company, Ltd must comply:

Solvency and Capital Standards.  It must maintain a minimum solvency margin and hold available statutory economic capital and surplus equal to or in excess of its “enhanced capital requirement” and “target capital level” as determined by the BMA under the Bermuda Solvency Capital Requirement model (the “BSCR model”). The BSCR model is a risk-based capital model that establishes an enhanced capital requirement and total capital level by taking into account risk characteristics specific to an insurer’s business. The target capital level is measured as 120% of the enhanced capital requirements. Allied World Assurance Company, Ltd is also required to maintain a minimum solvency margin that is equal to the greatest of (1) $100,000,000, (2) 50% of net premiums written, (3) 15% of net losses and loss expense reserves and (4) 25% of its enhanced group capital requirement. As of December 31, 2016, Allied World Assurance Company, Ltd met all the minimum solvency margin and statutory economic capital and surplus requirements.

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

Dividends.  It is prohibited from declaring or paying a dividend during any financial year if it is, or would be after such dividend, in breach of its minimum solvency margin, minimum liquidity ratio or enhanced capital requirements. It must also receive BMA approval prior to declaring or paying within any financial year dividends of more than 25% of its total statutory capital and surplus or reducing its total statutory capital by 15% or more. Additionally, under the Companies Act 1981 of Bermuda, no Bermuda company may pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than its liabilities. Lastly, as a condition of the BMA’s agreement to treat the proceeds of the 4.35% senior notes due 2025 as “other fixed capital” to be classified as “tier 2 - ancillary capital” in accordance with the Insurance Act, Allied World Assurance Company, Ltd agreed not to declare or pay any dividend unless it maintains 120% of its enhanced capital requirement and Allied World Switzerland maintains 120% of its enhanced capital requirement.

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

Guaranty Fund Assessments and Involuntary Pools.  Virtually all states require admitted insurers to participate in various forms of guaranty associations in order to bear a portion of the losses to insureds caused by the insolvency of other insurers. Assessments are generally between 1% and 2% of the annual premiums written. Many states also require participation in assigned risk pools involving workers compensation and automobile insurance for insurers active in these specific classes.

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

Other

Our operating subsidiaries and their respective branch offices do business in or are licensed in the following jurisdictions: Australia, Bermuda, Canada, Hong Kong, Ireland, Labuan, Singapore, Switzerland, the United Kingdom, the United States and several jurisdictions in Latin America. As of December 31, 2016, we believe all of our operating subsidiaries and their respective branch offices were in good standing in the jurisdictions in which they operate.

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

A.M. Best, Moody’s, Standard & Poor’s and Fitch Ratings each placed the company's financial strength and credit ratings under review with negative implications following the December 18, 2016 announcement of the Acquisition.

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

Establishing an appropriate level of loss reserves is an inherently uncertain process and it is possible that our loss reserves at any given time will prove to be inadequate. For further discussion of the risk and uncertainties related to the estimation of our loss reserves, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses”.

If our loss reserves are determined to be inadequate, we will be required to increase our reserves to reflect our changed expectations at the time of such determination. This could cause a material increase in our liabilities and a material reduction in our profitability.

We may experience significant losses and volatility in our financial results from natural and man-made disasters.

As a property and casualty insurer and reinsurer, we may experience significant losses from claims arising out of natural and man-made disasters. These events can be caused by various unpredictable natural disasters including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, drought, severe winter weather, floods, fires, tornadoes, pandemic diseases, and man-made disasters, including terrorism, cyber-attacks, explosions, war, nuclear accidents, oil spills and environmental contamination. In recent years, changing weather patterns and climatic conditions, referred to as global warming, may have added to the unpredictability and frequency of natural catastrophes in certain parts of the world and created additional uncertainty with regard to legal, regulatory and social responses thereto, as well as to future trends and exposures. A substantial portion of our revenues are derived from the underwriting of property insurance and reinsurance around the world and any large-scale climate change or other systemic weather-related change could increase the frequency and severity of our loss costs due to weather-related catastrophes. In addition, increases in the values and concentrations of insured property and the effects of inflation have resulted in increased severity of losses to the industry, and we expect this trend to continue.

We also have exposure to losses resulting from acts of terrorism and political instability. Although we generally exclude acts of terrorism from our property insurance policies and property reinsurance treaties, we provide coverage in circumstances where we believe we are adequately compensated for assuming those risks. Managing risks associated with terrorism is particularly challenging given the unpredictable nature, frequency and severity of terrorist events, and the limited availability of terrorism reinsurance. In addition, our trade credit and political risk insurance lines of business protect insureds against risks arising from adverse action by foreign governments. We attempt to manage our exposure to political risk event losses by, among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures. The occurrence of one or more large losses in our credit and political risk insurance portfolio could have a material adverse effect on our financial condition or results of operations.

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

The analytical models we use to assist our decision-making in quantifying disaster exposures and other key areas may prove to be inadequate.

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

Like other reinsurers, our Reinsurance segment does not separately evaluate each of the individual risks assumed under reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

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

We market our insurance and reinsurance products worldwide through insurance and reinsurance brokers. Our top three brokers, Marsh, Aon and Willis, represented approximately 44% of our total gross premiums written for 2016, with each representing 21%, 14% and 9%, of total gross premiums written, respectively. Loss of all or a substantial portion of the business produced by any one of those brokers could have a material adverse effect on our financial condition or results of operations.

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

We purchase reinsurance to mitigate the effects of large or multiple losses on our financial condition. From time to time, market conditions beyond our control have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. For example, reinsurance may be more difficult or costly to obtain following a period with a large number of major catastrophic events. We cannot assure you that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable or that we will be able to obtain coverage from entities with satisfactory financial resources.

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

We generally derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Our investment portfolio is overseen by our senior investment personnel and managed by professional investment management firms in accordance with the Investment Policy Statement approved by the Investment Committee of our Board of Directors. Our investment performance is subject to a variety of risks, including risk related to general economic conditions, market volatility and interest rate fluctuations, liquidity risk and credit default risk. The volatility of the markets may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct our business.

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

Our investment portfolio includes equity securities, hedge funds and private equity funds that may experience significant volatility in their investment returns and valuations. Moreover, our hedge fund and private equity limited partnership interests are subject to transfer restrictions and may be illiquid. Additionally, we have observed that market liquidity (the ability to buy or sell securities at or near the recent indicative price) has remained challenging in most capital markets with little improvement from recent years. If the investment returns or value of these investments decline, or if we are unable to dispose of these investments at their carrying value, it could have a material adverse effect on our financial condition or results of operations.

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

Employee error and misconduct may be difficult to detect and prevent and could adversely affect our business, financial condition or results of operations.

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

Swiss law allows our shareholders to authorize share capital which can be issued by the Board of Directors without shareholder approval, and this authorization must be renewed by the shareholders every two years. Swiss law does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which our Board of Directors previously had authority when we were domiciled in Bermuda. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

Recent developments relating to the impact of the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (“Brexit”). As a result of this vote and subject to a vote of the U.K. Parliament as required by the U.K. Supreme Court ruling on January 24, 2017, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Risks Related to the Acquisition

Our proposed acquisition by Fairfax may present certain risks to our business and operations.

The announcement and pendency of the proposed acquisition transaction with Fairfax could present certain risks to our business and operations, including, among other things, risks that:

•
our operations will be restricted by the terms of the Merger Agreement, which may prevent or delay the pursuit of strategic corporate or business opportunities and result in our inability to respond effectively and/or timely to competitive pressures and industry developments;

•	the proposed acquisition disrupts our current business plans and operations;

•	our management's attention may be directed toward the completion of the Acquisition and diverted away from our day-to-day business operations and the execution of our current business plans;

•
current and prospective employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract and retain employees who generate and service our business;

•
uncertainties surrounding our business could cause brokers, customers and other counterparties to change existing business relationships, which could negatively affect our revenues, earnings and cash flow;

•	third-party rating agencies may downgrade or revoke our financial strength or debt ratings in connection with the Acquisition;

•
we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the Acquisition, whether or not the Acquisition is completed;

•	we could be subject to litigation related to the proposed acquisition, which could result in significant costs and expenses; and

•
the Acquisition may not be completed, which may have an adverse effect on our stock price to the extent that the current market price reflects a market assumption that the Acquisition will be completed, result in negative reactions from our shareholders and other investors, rating agencies, employees, brokers or customers, and adversely affect our future business and financial results.

Our shareholders who do not tender their shares into the Offer may become a minority shareholder of Allied World.

It is possible that Fairfax may not be able to acquire 100% of Allied World Shares in the Offer. Pursuant to Swiss law, Fairfax must own 90% or more of Allied World Shares (excluding shares held by Holdings) to implement a squeeze-out merger of the remaining Allied World Shares. If the conditions to implement a squeeze-out merger under Swiss law are satisfied, Fairfax will, indirectly through a subsidiary thereof, initiate a squeeze-out merger whereby any remaining Allied World Shares will be canceled in exchange for the merger consideration. In the event that the Offer is successful, but the squeeze-out merger is not completed, any non-tendering shareholders of Holdings will be a minority shareholder of Holdings with a limited ability, if any, to influence the outcome on any matters that are or may be subject to shareholder approval, including the election of directors and the payment of dividends. Furthermore, in such event, the amount of publicly held Allied World Shares may be so few that there may no longer be an active trading market for Allied World Shares. The absence of an active trading market, and corresponding lack of analyst coverage, could reduce the liquidity and, consequently, the market value of Allied World Shares.

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

In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on the ability of the applicable subsidiary and potentially any of its affiliates to do business in the jurisdictions in which it operates and also could result in the imposition of fines or other sanctions, each of which could have a material adverse effect on our business. For more information, please see Item 1. “Business —Regulatory Matters”.

Our Bermuda operating company could become subject to regulation in the United States.

Allied World Assurance Company, Ltd, our Bermuda operating company, is not admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. For the year ended December 31, 2016, more than 72% of the gross premiums written by Allied World Assurance Company, Ltd, however, are derived from insurance or reinsurance contracts entered into with entities domiciled in the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within the state’s jurisdiction by foreign insurers. Allied World Assurance Company, Ltd conducts its business through its Bermuda office and does not maintain an office, and its personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While Allied World Assurance Company, Ltd does not believe it is in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if Allied World Assurance Company, Ltd were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

The insurance and reinsurance industry is affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. Governmental authorities in the United States and worldwide seem increasingly interested in the potential risks posed by the insurance and reinsurance industry as a whole and by commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the insurance and reinsurance industry, and while we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Further, the

National Association of Insurance Commissioners, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamines existing laws and regulations.

We derive substantial revenues from healthcare liability underwriting in the United States through providing insurance to individuals and institutions that participate in the U.S. healthcare delivery infrastructure. The Affordable Care Act has and will continue to effect far-reaching changes in the healthcare delivery system and the healthcare cost reimbursement structure in the United States and could negatively impact our healthcare liability business. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. The Affordable Care Act could potentially be subject to challenges and amendments in the future, particularly in light of the change in administration following the 2016 U.S. presidential election and, therefore, the impact of this healthcare legislation or future healthcare proposals on our business is uncertain. However, any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) effected changes to financial services regulation in the United States. The Dodd-Frank Act establishes the Financial Services Oversight Council (“FSOC”) and the Federal Insurance Office (“FIO”) and in limited instances authorizes the federal preemption of certain state insurance laws. The FSOC and FIO are authorized to study, monitor and report to Congress on the U.S. insurance and reinsurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO can also recommend to the FSOC that it designate an insurer as a systemically important financial institution posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. The Dodd-Frank Act could potentially be subject to challenges or amendments in the future, particularly in light of the change in administration following the 2016 U.S. presidential election and, therefore, the impact of this legislation or future financial services proposals on our business is uncertain. However, our business could be affected by changes to the U.S. system of insurance and reinsurance regulation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

With respect to international measures, an E.U. directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”), which was adopted by the European Parliament in April 2009 and became effective in each E.U. member state on July 1, 2016, may affect our insurance businesses. Implementation of Solvency II by E.U. member states became effective on January 1, 2016. Compliance with the requirements of Solvency II may require us to utilize a significant amount of resources. In addition, the capital and solvency margin requirements of Solvency II may lead to either an increase or decrease of the capital required by our E.U. domiciled insurers. In respect of our non-E.U. subsidiaries engaging in E.U. insurance or reinsurance business, should the regulatory regime in which they are operating not be deemed equivalent to that established within the E.U. pursuant to Solvency II, additional capital requirements may be imposed in order that such companies may continue to insure or reinsure E.U. domiciled cedents.

We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal insurance subsidiary is domiciled in, and operates exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading E.U. member states. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position with respect to its regulatory initiatives, which could adversely impact us commercially. We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations and any changes thereto resulting from legislative, regulatory and industry initiatives. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions, which could have an adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures will protect us from reckless or other inappropriate acts committed by our directors, officers, employees, affiliates or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, reputation, financial condition or results of operations and could cause the market value of our common shares to decline.

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

Regulatory constraints in various jurisdictions make it difficult for persons or groups to acquire large blocks of our common shares. For example, before any person acquires direct or indirect control of a U.S. insurance company, including any of our U.S. insurance subsidiaries, that person must file an acquisition statement with, and obtain prior approval from, the domiciliary insurance commissioner of the respective company. Generally, state law provides that control over a domestic insurance company is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Similar provisions apply to our Lloyd’s corporate member and our Bermuda exempted companies. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of our company, including transactions that some or all of our shareholders might consider to be desirable.

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

First, although certain of our principal U.S. shareholders previously owned 10% or more of our common shares, no such shareholder currently owns more than 10%. We will be classified as a CFC only if United States shareholders own 25% or more of our stock; one United States shareholder alone will not be subject to tax on subpart F income unless that shareholder owns 25% or more of our stock or there is at least one other United States shareholder that in combination with the first United States shareholder owns 25% or more of our common stock. Second, our Articles of Association provide that no individual or legal entity may, directly or through Constructive Ownership (as defined in Article 14 of our Articles of Association) or otherwise, control voting rights with respect to 10% or more of our registered share capital recorded in the Swiss Commercial Register, and authorize our Board of Directors to refuse to register holders of shares as shareholders with voting rights under certain circumstances. We cannot assure you, however, that the provisions of the Articles of Association referenced in this paragraph will operate as intended or that we will be otherwise successful in preventing a U.S. person from exceeding, or being deemed to exceed, these voting limitations. Accordingly, U.S. persons who hold our shares directly or through non-U.S. entities should consider the possible application of the CFC rules.

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

Changes in tax law could have a material adverse effect on our business and results of operations.

There exists the potential for comprehensive tax reform in the United States that may significantly change the tax rules applicable to U.S.-domiciled corporations. Reform measures could include lower corporate tax rates, modifications to interest expense deductions and the introduction of a border adjustment tax that could apply to risks (re)insured with offshore
(re)insurers and increase the cost of cross-border (re)insurance arrangements. At this time, we cannot assess what the overall effect of such potential legislation could be on our results of operations.

Similarly, jurisdictions outside of the United States in which we do business could enact tax legislation in the future that could have an adverse impact on us. In 2015, the Organization for Economic Cooperation and Development released its final package of measures to address base erosion and profit shifting (“BEPS”). It is possible that jurisdictions in which we do business could react to the BEPS initiative or their own concerns by enacting tax legislation that could affect us or our shareholders.

Our non-U.K. companies may be subject to U.K. tax, which may have a material adverse effect on our results of operations.

Two of our subsidiaries, Allied World Capital (Europe) Limited and Allied World Managing Agency Limited, are incorporated in the United Kingdom and are therefore subject to tax in the United Kingdom. None of our other companies are incorporated in the United Kingdom. Accordingly, none of our other companies should be treated as being resident in the United Kingdom for corporation tax purposes unless the central management and control of any such company is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of our companies currently intends to manage our affairs so that none of our other companies are resident in the United Kingdom for tax purposes.

The rules governing the taxation of foreign companies operating in the United Kingdom through a branch or agency were amended by the Finance Act 2003. The current rules apply to the accounting periods of non-U.K. resident companies which start on or after January 1, 2003. Accordingly, a non-U.K. resident company will only be subject to U.K. corporation tax if it carries on a trade in the United Kingdom through a permanent establishment in the United Kingdom. In that case, the company is, in broad terms, taxable on the profits and gains attributable to the permanent establishment in the United Kingdom. Broadly, a company will have a permanent establishment if it has a fixed place of business in the United Kingdom through which the business of the company is wholly or partly carried on or if an agent acting on behalf of the company has and habitually exercises authority in the United Kingdom to do business on behalf of the company. Each of our companies, other than Allied World Assurance Company (Europe) dac (which has established a branch in the United Kingdom), currently intends to operate in such a manner so that none of our companies, other than Allied World Assurance Company (Europe) dac, carry on a trade through a permanent establishment in the United Kingdom.

If any of our U.S. subsidiaries were trading in the United Kingdom through a branch or agency and the U.S. subsidiaries were to qualify for benefits under the applicable income tax treaty between the United Kingdom and the United States, only those profits which were attributable to a permanent establishment in the United Kingdom would be subject to U.K. corporation tax.

If Allied World Assurance Holdings (Ireland) Ltd was trading in the United Kingdom through a branch or agency and it was entitled to the benefits of the tax treaty between Ireland and the United Kingdom, it would only be subject to U.K. taxation on its profits which were attributable to a permanent establishment in the United Kingdom. The branch established in the United Kingdom by Allied World Assurance Company (Europe) dac constitutes a permanent establishment of that company and the profits attributable to that permanent establishment is subject to U.K. corporation tax.

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

If any of our non-U.K. companies were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of our companies, other than Allied World Assurance Company (Europe) dac, were to be treated as carrying on a trade in the United Kingdom through a branch agency or as having a permanent establishment in the United Kingdom, our results of operations and your investment could be materially adversely affected.

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

Based on administrative practice, taxable income derived from investments made by our Irish companies is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance businesses carried on by those companies. Our Irish companies intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance businesses carried on by our Irish companies. If, however, the level of investments held by our Irish companies exceeds these thresholds, or if the administrative practice of the Irish Revenue Commissioners changes, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

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

Acquisition costs
Comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting costs relating to the successful acquisition of new and renewal insurance and reinsurance contracts and (3) including the amortization of previously deferred acquisition costs.

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

Underwriting income or loss
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

Our corporate headquarters are located in offices owned by the company in Switzerland. In addition, we lease space in Australia, Bermuda, Canada, Hong Kong, Ireland, Labuan, Singapore, the United Kingdom and the United States for the operation of our North American Insurance, Global Markets Insurance and Reinsurance segments. Our leases have remaining terms ranging from approximately two months to approximately fifteen years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 16 of the notes to the audited consolidated financial statements in this Form 10-K.

Item 3.	Legal Proceedings.

The company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the company’s consolidated balance sheets. As of December 31, 2016, the company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the company’s results of operations, financial position or cash flow.

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

	High	Low
2016:
First quarter	$37.35	$30.29
Second quarter	$37.68	$33.20
Third quarter	$42.10	$34.35
Fourth quarter	$54.00	$39.36
2015:
First quarter	$41.61	$36.24
Second quarter	$44.16	$40.02
Third quarter	$45.05	$37.48
Fourth quarter	$39.70	$34.82

On February 15, 2017, the last reported sale price for our common shares was $53.54 per share. At February 15, 2017, there were 21 holders of record of our common shares.

The following dividends were paid during 2016 and 2015:

Dividend Paid	Dividend Per Share
December 29, 2016	$0.260
September 29, 2016	$0.260
June 30, 2016	$0.260
March 31, 2016	$0.260
December 31, 2015	$0.260
October 1, 2015	$0.260
July 2, 2015	$0.260
April 2, 2015	$0.225
January 2, 2015	$0.225

At the Annual Shareholder Meeting in April 2015, our shareholders approved the payment of a quarterly cash dividend to shareholders in four quarterly installments, in the form of distributions out of “general legal reserves from capital contributions”, of $0.260 per share.

At the Annual Shareholder Meeting in April 2016, our shareholders approved the payment of a quarterly cash dividend to shareholders in four quarterly installments, in the form of distributions out of “general legal reserves from capital contributions”, of $0.260 per share. In connection with the proposed acquisition transaction with Fairfax, we will hold a Special Shareholder Meeting in March 2017, at which our shareholders will be asked to approve, among other things, the forgoing of the fourth installment of these dividends and the declaration and payment of a special dividend of $5.00 per share as contemplated by the Merger Agreement, in each case, conditioned upon the closing of the Offer.

The continued declaration and payment of dividends to holders of common shares will be at the discretion of our Board of Directors and subject to legal, regulatory, financial and other restrictions. Specifically, any future declaration and payment of any cash dividends by the company will:

•	depend upon its results of operations, financial condition, cash requirements and other relevant factors;

•	be subject to shareholder approval;

•	be subject to restrictions contained in our credit facilities and other debt covenants; and

•	be subject to other restrictions on dividends imposed by Swiss law.

In addition, the Merger Agreement contains restrictions on our ability to declare and pay dividends except as set forth in the Merger Agreement.

Under Swiss law, our shareholders have the power to declare dividends without the agreement of the Board of Directors. Consequently, dividends may be declared by resolution of the shareholders even if our Board of Directors and management do not believe it is in the best interest of the company or the shareholders. As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda, the United States and Ireland. See Item 1. “Business — Recent Developments,” Item 1. “Business — Regulatory Matters,” Item 1A. “Risk Factors — Risks Related to Laws and Regulations Applicable to Us — Our holding company structure and regulatory and other constraints affect our ability to pay dividends and make other payments,” Item 1A. “Risk Factors — Risks Related to the Fairfax Acquisition,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pledged Assets” and Note 17 of the notes to consolidated financial statements included in this Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our common shares during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 - 31, 2016	300	$39.71	300	$400.4	million
November 1 - 30, 2016	—	—	—	400.4	million
December 1 - 31, 2016	—	—	—	400.4	million
Total	300	$39.71	300	$400.4	million

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

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Standard & Poor’s Property & Casualty Insurance Index for the five year period beginning on December 31, 2011 and ending on December 31, 2016, assuming $100 was invested on December 31, 2011. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

Comparison of Cumulative Five Year Total Return
Allied World Assurance Company Holdings, AG
S&P 500 Index
S&P 500 Property & Casualty Insurance Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

Item 6.        Selected Financial Data.
The following table sets forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in millions, except per share amounts)
Summary Statement of Operations Data:
Gross premiums written	$3,065.8	$3,093.0	$2,935.4	$2,738.7	$2,329.3
Net premiums written	$2,255.8	$2,448.0	$2,322.0	$2,120.5	$1,837.8
Net premiums earned	$2,344.1	$2,488.4	2,182.7	$2,005.9	$1,748.9
Net investment income	217.8	182.1	176.9	157.6	167.1
Net realized investment gains (losses)	2.1	(127.6)	89.0	59.5	306.4
Other income	12.4	3.5	2.1	—	—
Total revenues	$2,576.4	$2,546.4	$2,450.7	$2,223.0	$2,222.4
Net losses and loss expenses	1,501.8	1,586.3	1,199.2	1,123.2	1,139.3
Total expenses	2,330.2	2,456.7	1,929.9	1,795.2	1,711.0
Income before income taxes	$246.2	$89.7	$520.8	$427.8	$511.4
Income tax (benefit) expense	(9.1)	5.8	30.5	9.8	18.4
Net income	$255.3	$83.9	$490.3	$418.0	$493.0
Per Share Data:
Basic earnings per share(1)	$2.89	$0.91	$5.03	$4.08	$4.56
Diluted earnings per share(1)	$2.84	$0.89	$4.92	$3.98	$4.43
Dividends paid per share(1)	$1.040	$1.230	$0.784	$0.458	$0.625

	Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Ratios:
Loss and loss expense ratio	64.1%	63.7%	54.9%	56.0%	65.1%
Acquisition cost ratio	14.5%	15.1%	13.5%	12.6%	11.8%
General and administrative expense ratio	17.6%	16.3%	16.8%	17.6%	17.6%
Expense ratio	32.1%	31.4%	30.3%	30.2%	29.4%
Combined ratio	96.2%	95.1%	85.2%	86.2%	94.5%

	As of December 31,
	2016	2015	2014	2013	2012
	($ in millions)
Summary Balance Sheet Data:
Cash and cash equivalents	$720.9	$608.0	$589.3	$531.9	$681.9
Investments	7,942.3	8,571.2	7,868.7	7,712.0	7,933.9
Reinsurance recoverable	1,625.0	1,480.0	1,340.3	1,234.5	1,141.1
Total assets(2)	13,179.0	13,511.9	12,418.8	11,942.3	12,025.7
Reserve for losses and loss expenses	6,639.2	6,456.2	5,881.2	5,766.5	5,645.5
Unearned premiums	1,688.1	1,683.3	1,555.3	1,396.3	1,218.0
Total debt(2)	816.2	1,315.9	815.3	795.0	794.0
Total shareholders’ equity	3,551.8	3,532.5	3,778.2	3,519.8	3,326.3

(1)	On May 1, 2014, the shareholders' approved a 3-for-1 stock split of the Company's common shares. All historical per share amounts reflect the effect of the stock split.

(2)
The total assets and total debt presented above have been adjusted to reflect the adoption of Accounting Standards Update 2015-03, “Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance on the presentation of debt issuance costs in the balance sheets to be recorded as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Under existing U.S. GAAP, capitalized debt issuance costs were capitalized as an asset. As a result of the adoption of ASU 2015-03, debt issuance costs previously included in total assets have been reclassed as a reduction to total debt. The amounts reclassed as of December 31, 2014, 2013, and 2012 were $2.7 million, $3.5 million and $4.2 million, respectively.

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

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of December 31, 2016, we had approximately $13.2 billion of total assets, $3.6 billion of total shareholders’ equity and $4.4 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the year ended December 31, 2016, the property and casualty insurance and reinsurance industry experienced challenging market conditions due to heavy competition. These market conditions have resulted in rate decreases across several lines of business in our North American Insurance and Global Markets Insurance segments. Given these market conditions, we selectively expanded our operations and did not renew business or write new accounts that did not meet our underwriting standards. Our Reinsurance segment continued to experience unfavorable market conditions in terms of pricing, and terms and conditions, and either did not renew or decreased line sizes on certain treaties.

Our consolidated gross premiums written decreased by $27.2 million, or 0.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, driven by the lower gross premiums written in our Reinsurance segment offset by higher premiums written in our North American Insurance and Global Markets Insurance segments. Our net income increased by $171.4 million to $255.3 million compared to the year ended December 31, 2015. The increase was primarily due to higher net investment income and net realized investment gains during the year compared to net realized investment losses during the prior year.

Recent Developments

On June 23, 2016, a referendum was held in the United Kingdom in which a majority voted for the United Kingdom's withdrawal from the European Union (“Brexit”). The uncertainty related to the impact of Brexit caused significant financial market volatility and the full impact will not be known for the foreseeable future. Brexit did not have a material impact on our financial statements for the year ended December 31, 2016. For further information see Item 1A. “Risk Factors” in this Form 10-K.

On December 18, 2016, we entered into a merger agreement with Fairfax, whereby Fairfax will acquire all of the outstanding ordinary shares of Allied World Switzerland. Under the terms of the merger agreement, Allied World Switzerland shareholders will receive a combination of Fairfax subordinate voting shares and cash having a value equal to $54.00 per Allied World Switzerland share (based on the closing price of Fairfax's subordinate voting shares on December 16, 2016). The merger agreement has been unanimously approved by both companies' Board of Directors. The acquisition is expected to be consummated following the satisfaction of customary closing conditions. The acquisition is currently anticipated to close in the second quarter of 2017. There can be no assurances that the acquisition will occur.

We reported a net loss of $40.8 million for the three months ended December 31, 2016 compared to net income of $1.7 million for the three months ended December 31, 2015, a decrease of $42.5 million.

The decrease in net income was due to the following:

•
Higher net realized investment losses of $63.1 million. For the three months ended December 31, 2016, we recognized $101.9 million of realized investment losses compared to realized investment losses of $38.8 million for the three months ended December 31, 2015. Partially offsetting the higher realized investment losses was a partial sale of one of our other private securities during the quarter ended December 31, 2016 that we account for under the equity method of accounting. As a result of the sale, we no longer maintained significant influence over the operations and discontinued the use of the equity method of accounting for the remaining equity interest still owned by us. We recorded a realized gain of $21.7 million related to the equity interest sold and recorded an unrealized gain of $8.1 million related to the fair value of the remaining interest we still own.

•
Catastrophe-related net losses of $49.9 million during the three months ended December 31, 2016 primarily related to Hurricane Matthew and an earthquake impacting New Zealand. We did not have any catastrophe-related net losses during the three months ended December 31, 2015.

•	Lower net premiums earned across each of our segments totaling $45.8 million.

•
Higher general and administrative expenses driven by higher compensation-related expenses. The higher compensation-related expenses were primarily due to the increase in our stock price during the current quarter.

Partially offsetting the above decreases were the following:

•
A net favorable change in prior year reserve development of $17.8 million. We recognized net favorable prior year reserve development of $5.3 million during the three months ended December 31, 2016 compared to net unfavorable prior year reserve development of $12.5 million during the three months ended December 31, 2015.

•
Lower interest expense of $7.7 million due to less principal outstanding on our senior notes due to the repayment of the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016, as well as the currently outstanding senior notes having lower interest rates than the previously held senior notes.

•	Lower acquisition costs driven by increased outward reinsurance purchases which has increased our ceding commission income.

Financial Highlights

	Year Ended December 31,
	2016	2015	2014
	($ in millions, except share, per share and percentage data)
Gross premiums written	$3,065.8	$3,093.0	$2,935.4
Net income	$255.3	$83.9	$490.3
Operating income	$239.4	$212.0	$415.1
Basic earnings per share:
Net income	$2.89	$0.91	$5.03
Operating income	$2.71	$2.29	$4.26
Diluted earnings per share:
Net income	$2.84	$0.89	$4.92
Operating income	$2.67	$2.25	$4.17
Weighted average common shares outstanding:
Basic	88,275,810	92,530,208	97,538,319
Diluted	89,800,894	94,174,460	99,591,773
Basic book value per common share	$40.78	$38.84	$39.28
Diluted book value per common share	$39.52	$37.78	$38.27
Annualized return on average equity (ROAE), net income	7.2%	2.3%	13.4%
Annualized ROAE, operating income	6.7%	5.8%	11.4%

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

	Year Ended December 31,
	2016	2015	2014
	($ in millions, except per share data)
Net income	$255.3	$83.9	$490.3
Add pre-tax effect of:
Net realized investment (gains) losses	(2.1)	127.6	(89.0)
Foreign exchange (gain) loss	(4.1)	11.3	1.0
Income tax (benefit) expense(1)	(9.7)	(10.8)	12.8
Operating income	$239.4	$212.0	$415.1
Basic per share data:
Net income	$2.89	$0.91	$5.03
Add pre-tax effect of:
Net realized investment (gains) losses	(0.02)	1.38	(0.91)
Foreign exchange (gain) loss	(0.05)	0.12	0.01
Income tax (benefit) expense(1)	(0.11)	(0.12)	0.13
Operating income	$2.71	$2.29	$4.26
Diluted per share data:
Net income	$2.84	$0.89	$4.92
Add pre-tax effect of:
Net realized investment (gains) losses	(0.02)	1.36	(0.89)
Foreign exchange (gain) loss	(0.04)	0.12	0.01
Income tax (benefit) expense(1)	(0.11)	(0.12)	0.13
Operating income	$2.67	$2.25	$4.17
(1) Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment related to.

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

	As of December 31,
	2016	2015	2014
	($ in millions, except share and per share data)
Price per share at period end	$53.71	$37.19	$37.92
Total shareholders’ equity	$3,551.8	$3,532.5	$3,778.3
Deduct:
Goodwill	389.7	388.1	278.3
Intangible assets	104.7	116.6	46.3
Total tangible shareholders’ equity	$3,057.4	$3,027.8	$3,453.7

Basic common shares outstanding	87,098,120	90,959,635	96,195,482
Add:
Unvested restricted share units	1,133,929	819,309	502,506
Performance based equity awards	583,441	591,683	616,641
Employee share purchase plan	37,616	53,514	42,176
Dilutive options outstanding	1,525,743	1,968,607	2,426,674
Weighted average exercise price per share	$17.36	$16.87	$16.41
Deduct:
Options bought back via treasury method	(493,146)	(892,993)	(1,050,151)
Common shares and common share equivalents outstanding	89,885,703	93,499,755	98,733,328
Basic book value per common share	$40.78	$38.84	$39.28
Diluted book value per common share	$39.52	$37.78	$38.27
Basic tangible book value per common share	$35.10	$33.29	$35.90
Diluted tangible book value per common share	$34.01	$32.38	$34.98

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

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Opening shareholders’ equity	$3,532.5	$3,778.3	$3,519.8
Add: accumulated other comprehensive loss	9.3	—	—
Adjusted opening shareholders’ equity	$3,541.8	$3,778.3	$3,519.8
Deduct opening:
Goodwill	388.1	278.3	268.4
Intangible assets	116.6	46.3	48.8
Adjusted opening tangible shareholders’ equity	$3,037.1	$3,453.7	$3,202.6

Closing shareholders’ equity	$3,551.8	$3,532.5	$3,778.3
Add: accumulated other comprehensive loss	11.6	9.3	—
Adjusted closing shareholders’ equity	$3,563.4	$3,541.8	$3,778.3
Deduct closing:
Goodwill	389.7	388.1	278.3
Intangible assets	104.7	116.6	46.3
Adjusted opening tangible shareholders' equity	$3,069.0	$3,037.1	$3,453.7

Average shareholders’ equity	$3,552.6	$3,660.1	$3,649.1
Average tangible shareholders’ equity	$3,053.1	$3,245.4	$3,328.2

Net income available to shareholders	$255.3	$83.9	$490.3
Annualized return on average shareholders’ equity — net income available to shareholders	7.2%	2.3%	13.4%
Annualized return on average tangible shareholders’ equity — net income available to shareholders	8.3%	2.6%	14.7%
Operating income available to shareholders	$239.4	$212.0	$415.1
Annualized return on average shareholders’ equity — operating income available to shareholders	6.7%	5.8%	11.4%
Annualized return on average tangible shareholders’ equity — operating income available to shareholders	7.8%	6.5%	12.5%

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses, and other income related to our non-insurance operations. Investment income is principally derived from interest and dividends earned on investments, as well as undistributed income from equity method investments, partially offset by investment management expenses and fees paid to our custodian bank. Net realized investment gains or losses include gains or losses from the sale of investments, as well as the change in the fair value of investments that we mark-to-market through net income. Other income currently includes revenue from our third-party claims administration services, insurance agency operation, changes in fair value related to insurance and reinsurance contracts accounted for as derivatives, and other non-recurring income.

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

Ratios

We measure segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operation, insurance agency operation, changes in fair value for insurance and reinsurance contracts accounted for as derivatives, and other income or expense that is not directly related to our underwriting operations. We also measure the results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.

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

Reserve for Losses and Loss Expenses

Reserves for losses and loss expenses by segment as of December 31, 2016 and 2015 were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	December 31,		December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	($ in millions)
Case reserves	$975.1	$831.1	$398.3	$412.6	$434.1	$434.8	$1,807.5	$1,678.5
IBNR	3,216.2	3,167.1	585.3	559.8	1,030.2	1,050.8	4,831.7	4,777.7
Reserve for losses and loss expenses	4,191.3	3,998.2	983.6	972.4	1,464.3	1,485.6	6,639.2	6,456.2
Reinsurance recoverables	(1,350.2)	(1,211.6)	(263.4)	(259.1)	(11.4)	(9.3)	(1,625.0)	(1,480.0)
Net reserve for losses and loss expenses	$2,841.1	$2,786.6	$720.2	$713.3	$1,452.9	$1,476.3	$5,014.2	$4,976.2

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

Although management believes that our case reserves and IBNR reserves are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than estimated losses, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined. Determining whether our estimated losses are sufficient to cover all reported and non-reported claims involves a high degree of judgment. It is our practice to address unfavorable loss emergence early in our long-tail lines of business while we tend to recognize favorable loss emergence more slowly in our long-tail lines once actual loss emergence and data provides greater confidence around the adequacy of ultimate estimates.

For additional information related to the reserves for losses and loss expenses, including incurred and paid claim development triangles, see Note 7. "Reserve for Losses and Loss Expenses" to the consolidated financial statements.

In establishing the estimate for the reserve for losses and loss expenses, there are many assumptions that are used in determining the best estimate of these reserves. Management believes the key assumptions used to arrive at our best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting factors and expected loss ratios are based on a blend of our own experience and industry benchmarks for long-tailed business and primarily our own experience for short-tail business. The benchmarks selected were those that we believe are most similar to our underwriting business. In general, the methods and related assumptions used for estimating the reserve for losses and loss expenses, including IBNR, are predicated on whether the line of business falls into one of the following two categories: short-tail line or long-tail line. In certain lines of business, claims are generally reported and paid within a relatively short period of time (“short-tail lines”) during and following the policy coverage period. For most of the Company’s lines of business, claims may be reported or settled several years after the coverage period has terminated (“long-tail lines”), which increases uncertainties of the reserve estimates in such lines.

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

For short-tail lines, the primary assumption that changed during both 2016 as compared to 2015 and 2015 as compared to 2014 as it relates to prior year losses was that actual paid and reported loss emergence patterns were generally less severe than estimated for each year due to lower frequency and severity of reported losses. As a result of this change, we recognized net favorable prior year reserve development in both 2016 and 2015.

During the years ended December 31, 2016, 2015 and 2014, we incurred catastrophe-related losses of $75.7 million, $60.5 million and $65.0 million, respectively. We classify catastrophe losses as those losses that result from a major singular event or series of similar events (such as tornadoes) which are assigned a catastrophe loss number by industry data services, where our consolidated net losses are expected to be at least $10 million per loss event or series of similar events and where we believe it is important to our investors’ understanding of our operations.

The selection of the expected loss ratios for the long-tail lines is our most significant assumption. Due to the lengthy reporting pattern of long-tail lines, we supplement our own experience with industry benchmarks of expected loss ratios and reporting patterns. Also during 2016, actual paid and reported loss emergence for our casualty line of business was more severe than estimated in our North American Insurance segment for the 2011 through 2014 loss years. The additions to the 2011 through 2014 loss years are consistent with our practice of addressing unfavorable loss emergence early in our long-tail lines of business. We believe that recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

Our overall change in the loss reserve estimates related to prior years decreased as a percentage of total carried reserves during 2016. During 2016, we had a net decrease of $98.3 million, or 2.0%, on an opening carried reserve base of $4,976.2 million, net of reinsurance recoverables. During 2015, we had a net decrease of $81.6 million, or 1.8%, on an opening carried reserve base of $4,540.9 million, net of reinsurance recoverables. We believe that these changes are reasonable given the long-tail nature of our business.

There is potential for significant variation in the development of loss reserves, particularly for the casualty lines of business due to their long-tail nature and high attachment points. The maturing of our casualty insurance and reinsurance loss reserves have caused us to reduce what we believe is the reasonably possible variance in the expected loss ratios for older loss years. As of December 31, 2016 and 2015, we believe the reasonably possible variances in our expected loss ratio in percentage points for our loss years are as follows:

	As of December 31,
Loss Year	2016	2015
2008	—%	2.0%
2009	2.0%	4.0%
2010	4.0%	6.0%
2011	6.0%	8.0%
2012	8.0%	10.0%
2013	10.0%	10.0%
2014	10.0%	10.0%
2015	10.0%	10.0%
2016	10.0%	N/A

The change in the reasonably possible variance for the 2008 through 2012 loss years in 2016 compared to 2015 is due to giving greater weight to the Bornhuetter-Ferguson loss development method for additional lines of business during 2016 and additional development of losses. As we gain more information and experience about our losses, we are able to refine our estimate of the ultimate loss and as a result the reasonably possible variance in our losses is reduced. We believe the reasonably possible change in our loss reserves for the recent years is appropriate as we are relying on less information and experience about how the losses will ultimately develop compared to the older loss years. The total reasonably possible variance of our expected loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was five percentage points as of December 31, 2016. Because we expect a small volume of large claims, it is more difficult to estimate the ultimate loss ratios, so we believe the variance of our loss ratio selection could be relatively wide.

If our final casualty insurance and reinsurance loss ratios vary by five percentage points from the expected loss ratios in aggregate, our required net reserves after reinsurance recoverable would increase or decrease by approximately $835.2 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and total shareholders’ equity of approximately $835.2 million. As of December 31, 2016, this represented approximately 24% of total shareholders’ equity.

In terms of liquidity, our contractual obligations for reserves for losses and loss expenses would also increase or decrease by approximately $835.2 million after reinsurance recoverables. If our obligations were to increase, we believe we currently have sufficient cash and investments to meet those obligations.

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of December 31, 2016:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$4,191.3	$3,382.3	$4,803.9
Global Markets Insurance	983.6	770.5	1,137.5
Reinsurance	1,464.3	1,157.4	1,632.2
Consolidated(1)	6,639.2	5,735.0	7,148.8

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,841.1	$2,310.2	$3,288.3
Global Markets Insurance	720.2	571.4	842.7
Reinsurance	1,452.9	1,149.6	1,622.5
Consolidated(1)	5,014.2	4,354.9	5,429.7

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Our selection of the actual carried reserves has typically been above the midpoint of the range. As of December 31, 2016, we were 2.5% above the midpoint of the consolidated net loss reserve range. We believe that we should be prudent in our reserving practices due to the lengthy reporting patterns and relatively large limits of net liability for any one risk of our direct excess casualty business and of our casualty reinsurance business. Thus, due to this uncertainty regarding estimates for reserve for losses and loss expenses, we have carried our consolidated reserve for losses and loss expenses, net of reinsurance recoverable, above the midpoint of the low and high estimates for the consolidated net losses and loss expenses. We believe that relying on the more prudent actuarial indications is appropriate for these lines of business.

Ceded Reinsurance

We cede insurance to external reinsurers in order to limit our maximum loss, to protect against concentration of risk within our portfolio and to manage our exposure to catastrophic events. Because the ceding of insurance does not discharge us from our primary obligation to the insureds, we remain liable to the extent that our reinsurers do not meet their obligations under the reinsurance agreements. Therefore, we regularly evaluate the financial condition of our reinsurers and monitor concentration of credit risk. No material provision has been made for unrecoverable reinsurance as of December 31, 2016 and 2015 as we believe that nearly all reinsurance balances will be recovered.

When we reinsure a portion of our exposures, we pay reinsurers a portion of premiums received on the reinsured policies. The following table illustrates our gross premiums written, ceded premiums written and net premiums written:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Gross premiums written	$3,065.8	$3,093.0	$2,935.4
Premiums ceded	(810.0)	(645.0)	(613.4)
Net premiums written	$2,255.8	$2,448.0	$2,322.0
Ceded as a percentage of gross	26.4%	20.9%	20.9%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Ceded premiums written	$(810.0)	$(645.0)	$(613.4)
Ceded premiums earned	$(715.6)	$(630.5)	$(593.6)
Losses and loss expenses ceded	416.8	328.1	296.8
Acquisition costs ceded	179.2	152.3	142.8

We had net cash outflows relating to ceded reinsurance activities (premiums paid less losses recovered and net ceding commissions received) of approximately $332.6 million, $282.7 million and $261.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net cash outflows in all years are reflective of fewer losses that were recoverable under our reinsurance coverages than we paid in premiums.

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

The examples below illustrate the types of treaty reinsurance arrangements in force at December 31, 2016:

•
Property:   We have purchased both quota share reinsurance for our property business, which includes general property, energy, inland marine and program business that have property-related exposure, written in each of our segments, as well as excess-of-loss cover providing protection for specified classes of catastrophe. We have also purchased a limited amount of facultative reinsurance, which provides cover for specified general property policies.

•
Casualty:   We have purchased quota share reinsurance for our general casualty business in our North American Insurance and Global Markets Insurance segments. At year-end 2016, the percentage ceded varied by location of writing office, with a larger cession being effective for policies written in our Global Markets Insurance segment.

•
Professional Liability:   For professional liability policies, including healthcare, our reinsurance varied by writing office and by policy type. We utilize both excess-of-loss and quota share reinsurance across our offices. During 2016, we changed the structure of the reinsurance treaty that renewed from an excess-of-loss treaty to a quota share treaty, and as such we have increased ceded premiums and ceding commission income compared to the prior period.

•	Specialty: We purchased both quota share and excess-of-loss reinsurance protection for our various specialty classes of business in our North American Insurance and Global Market Insurance segments.

The following table illustrates our reinsurance recoverable as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	($ in millions)
Ceded case reserves	$384.1	$254.6
Ceded IBNR reserves	1,240.9	1,225.4
Reinsurance recoverable	$1,625.0	$1,480.0

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

As of December 31, 2016, approximately 99% of ceded case reserves and ceded IBNR reserves were recoverable from reinsurers who had an A.M. Best rating of “A” or higher. The following table shows a breakdown of our reinsurance recoverables by credit rating as of December 31, 2016:

	As of December 31, 2016
A.M. Best Rating:	Ceded Case Reserves	Ceded IBNR	Reinsurance Recoverable	Reinsurance Recoverable on Paid Losses	Total Recoverables(1)	Collateral
	($ in millions)
A++	$33.1	$60.0	$93.1	$2.0	$95.1	$1.6
A+	210.1	767.5	977.6	52.5	1,030.1	159.7
A	138.1	400.1	538.2	48.8	587.0	31.9
A-	0.2	3.8	4.0	0.4	4.4	—
NR	2.6	9.5	12.1	0.7	12.8	58.2
Total	$384.1	$1,240.9	$1,625.0	$104.4	$1,729.4	$251.4
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

The following table shows our reinsurance recoverables by operating segment as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	($ in millions)
North American Insurance	$1,350.2	$1,211.6
Global Markets Insurance	263.4	259.1
Reinsurance	11.4	9.3
Total	$1,625.0	$1,480.0

Our reinsurance recoverables are subject to the same uncertainties as the estimate of case reserves and IBNR reserves. The reasonably possible variance of our expected ceded loss ratio for all loss years for our casualty insurance and casualty reinsurance lines of business was six percentage points as of December 31, 2016.

If our final casualty insurance ceded loss ratios vary by six percentage points from the expected loss ratios in aggregate, our required reinsurance recoverable would increase or decrease by approximately $240.1 million. Excluding the impact of income taxes, this would result in either an increase or decrease to net income and shareholders’ equity of approximately $240.1 million. As of December 31, 2016, this amount represented approximately 7% of total shareholders’ equity.

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

As of December 31, 2016, our changes in quota share premium estimates have been adjustments of (0.5)%, (0.1)% and 2.5% for the 2015, 2014 and 2013 treaty years, respectively. For the 2016 treaty year, if we assume the average change of premium estimates for the past three years was 1%, then it is reasonably likely that our gross premiums written in our Reinsurance segment would increase or decrease by $2.1 million over the next three years. There would also be a related increase or decrease in loss and loss expenses and acquisition costs due to the increase or decrease in gross premiums written.

Total premiums estimated on quota share reinsurance contracts for the years ended December 31, 2016, 2015 and 2014 represented approximately 11%, 12% and 15%, respectively, of consolidated gross premiums written.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

Fair Value of Financial Instruments

In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments, equity securities and “other invested assets”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial assets held as of December 31, 2016 and the level within the U.S. GAAP fair value hierarchy that valuation technique resides.

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

Equity securities:   Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Non-U.S. mutual funds where the net asset value (“NAV”) is not provided on a daily basis are included in the Level 3 fair value hierarchy. Also, our remaining equity interest in an equity security that it no longer accounts for under the equity method of accounting is included in the Level 3 fair value hierarchy as the fair value is based on the enterprise value of that security which is not a publicly traded company.

Other invested assets:   Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the NAV of the funds as reported by the fund manager. We do not measure our investments that are accounted for using the equity method of accounting at fair value, unless an other-than-temporary impairment is recorded.

Derivative instruments:   The fair values of foreign exchange contracts and interest rate futures and swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair values of derivatives are included in the Level 2 fair value hierarchy. The fair value of the insurance and reinsurance contracts are based on an internal model that estimates the expected value based on multiple scenarios (i.e., Monte-Carlo simulation) and discounted back to current value. The key unobservable inputs are the discount rate, which was 10%, and the values of the underlying insured risks. Given the inputs to the internal model are unobservable, the fair value of the insurance and reinsurance contracts are included in the Level 3 fair value hierarchy.

The following table shows the pricing sources of our fixed maturity investments held as of December 31, 2016 and 2015:

	As of December 31, 2016			As of December 31, 2015
	Fair Value	Percentage of Total	Fair Value Hierarchy Level	Fair Value	Percentage of Total	Fair Value Hierarchy Level
	($ in millions)			($ in millions)
Barclays indices	$4,109.5	60.9%	1 and 2	$4,227.3	58.7%	1 and 2
Interactive Data Pricing	994.5	14.8%	2	1,109.5	15.4%	1 and 2
Reuters pricing service	573.7	8.5%	1 and 2	632.3	8.8%	2
Standard & Poor's	347.8	5.2%	2	401.3	5.6%	2
International indices	137.2	2.0%	2	231.1	3.2%	2
Broker-dealer quotes	199.7	3.0%	3	169.1	2.3%	3
Other sources	375.3	5.6%	1 and 2	430.9	6.0%	1 and 2
	$6,737.7	100.0%		$7,201.5	100.0%
The following summarizes the valuation techniques used by each of our major pricing sources for the current period:

Barclays indices:   We use Barclays indices to price our U.S. and non-U.S. government, U.S. and non-U.S. government agencies, municipalities and political subdivisions securities, corporate debt, agency mortgage-backed and asset-backed securities. There are several observable inputs that the Barclays indices use in determining its prices which include among others, treasury yields, new issuance and secondary trades, information provided by broker-dealers, security cash flows and structures, sector and issuer level spreads, credit rating, underlying collateral and prepayment speeds. For U.S. government securities, traders that act as market makers are the primary source of pricing; as such, for U.S. government securities we believe the Barclays indices reflect quoted prices (unadjusted) for identical securities in active markets.

Interactive Data Pricing:   We use Interactive Data Pricing to price our non-U.S. government agencies, municipalities and political subdivisions securities, corporate debt, agency and non-agency mortgage-backed and asset-backed securities. There are several observable inputs that Interactive Data Pricing uses in determining its prices which include among others, benchmark yields, reported trades and issuer spreads.

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

International indices:   We use international indices, which include the FTSE, and the Iboxx, to price our non-U.S. government and government agencies securities, and corporate debt. The observable inputs used by international indices to determine their prices are based on new issuance and secondary trades and information provided by broker-dealers.

Broker-dealer quotes:   We also utilize broker-dealers to price our corporate debt, agency and non-agency mortgage-backed and asset-backed securities. The pricing sources include JP Morgan Securities Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and other broker-dealers. When broker-dealer quotes are utilized it is primarily due to the fact that the particular broker-dealer was involved in the initial pricing of the security.

Other sources:   We utilize other indices and pricing services to price various securities. These sources use observable inputs consistent with indices and pricing services discussed above.

We utilize independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs, including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, we obtained two or more prices per security as of December 31, 2016. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker quotes. We investigate any material differences between the multiple sources and determine which price best reflects the fair value of the individual security. There were no material differences between the prices from the independent pricing sources and the prices obtained from our investment portfolio managers and other sources as of December 31, 2016.

There have been no material changes to any of our valuation techniques from those used as of December 31, 2015. Based on all reasonably available information received, we believe the prices that were obtained from inactive markets were orderly transactions and therefore, reflected the current price a market participant would pay for the asset. Since fair valuing a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets in an orderly transaction between participants at the measurement date.

Goodwill and Other Intangible Asset Impairment Valuation

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets, other than goodwill, may consist of distribution channels, renewal rights, internally generated software, non-compete covenants and insurance licenses held by subsidiaries domiciled in the United States. The following is a summary of our goodwill and other intangible assets as of December 31, 2016 and 2015:

				Carrying Value As of December, 31,
Source of Goodwill or Intangible Asset	Year Acquired	Finite or Indefinite	Estimated Useful Life	2016	2015
				($ in millions)
Goodwill(1)	2008	Indefinite	N/A	$3.9	$3.9
Goodwill(2)	2008	Indefinite	N/A	264.5	264.5
Goodwill(3)	2014	Indefinite	N/A	9.9	9.9
Goodwill(4)	2015	Indefinite	N/A	106.3	107.4
Goodwill(5)	2015	Indefinite	N/A	2.5	2.5
Goodwill(7)	2016	Indefinite	N/A	2.7	—
Total goodwill				$389.7	$388.1
Insurance licenses(6)	2002	Indefinite	N/A	$3.9	$3.9
Insurance licenses(1)	2008	Indefinite	N/A	12.0	12.0
Insurance licenses(2)	2008	Indefinite	N/A	8.0	8.0
Distribution channels(2)	2008	Finite	15 years	17.3	19.8
Distribution channels(4)	2015	Finite	18 years	56.4	61.2
Customer renewals(4)	2015	Finite	5 years	7.1	10.2
Customer renewals(5)	2015	Finite	5 years	—	1.4
Total intangible assets				$104.7	$116.6

(1)	Related to the acquisition of Finial Insurance Company.

(2)	Related to the acquisition of Allied World Underwriters, Inc. (“AW Underwriters”) (f/k/a Darwin Professional Underwriters, Inc.).

(3)	Related to the acquisition of the remaining interest in a claims administration services company we did not own.

(4)	Related to the acquisitions of the Hong Kong, Singapore and Labuan operations of Royal & Sun Alliance Insurance plc (“RSA”).

(5)	Related to the acquisition of Latin American Underwriters Holding Ltd. (“LAU”).

(6)	Related to the acquisition of Allied World National Assurance Company and Allied World Assurance Company (U.S.) Inc.

(7)	Related to the acquisition of the remaining interest in an insurance agency operation we did not own.

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

For indefinite lived intangible assets, such as insurance licenses, we do not amortize the intangible asset but test these intangible assets for impairment by comparing the fair value of the assets to their carrying values on an annual basis or more frequently if circumstances warrant. We determine the fair value of the insurance licenses by obtaining the amount paid for similar insurance licenses in recent transactions. We assessed whether any of the significant inputs used to determine the fair value of the indefinite lived intangible assets are impaired considering the factors noted above. As a result of our evaluation, we determined that there was no impairment to the carrying value of our indefinite lived intangible assets for the year ended December 31, 2016.

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

We have determined that the goodwill arising from the acquisition of AW Underwriters and the claims administration services company should be allocated to the U.S. insurance operations reporting unit of the North American Insurance segment as the assets employed and the liabilities relate to the U.S. insurance operations. All of the insurance operations of AW Underwriters and the claims administration services company are included in the North American Insurance segment.

We have determined that the goodwill arising from the acquisition of the Hong Kong, Singapore and Labuan operations of RSA should be allocated to the Asia insurance operations reporting unit of the Global Markets Insurance segment because the assets employed and the liabilities relate to the Asia insurance operations. All of the insurance operations of the acquired RSA branches are included in the Global Markets Insurance segment.

For goodwill, we perform an impairment test annually, or more frequently if circumstances warrant. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test.

The first step of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. In determining the fair value of the reporting units, discounted cash flow models and market multiple models are utilized. The discounted cash flow models apply a discount to projected cash flows including a terminal value calculation. The market multiple models apply earnings and book value multiples of similar publicly-traded companies to the reporting unit’s projected earnings or book value. We select the weighting of the models utilized to determine the fair value of the reporting units based on judgment, considering such factors as the reliability of the cash flow projections and the entities included in the market multiples.

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

During 2016, we elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

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

Based on our analysis, the point estimate fair value of the U.S. insurance operations reporting unit, using both a discounted cash flow model and market multiple model, was in excess of its carrying value by approximately 19% as of the October 1, 2016 measurement date. As a result of this analysis, we concluded there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required.

Based on our analysis, the point estimate fair value of the Asia insurance operations reporting unit, using both a discounted cash flow model and market multiple model, was in excess of its carrying value by approximately 6% as of the October 1, 2016 measurement date. As a result of this analysis, we concluded that there was no implied goodwill impairment, and therefore, no step two goodwill impairment testing was required. We continue to monitor the performance of our Asia insurance operations, and if in the future those operations do not perform as expected, we will perform our goodwill impairment test earlier than our annual goodwill impairment test date to determine whether or not an impairment exists.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Revenues
Gross premiums written	$3,065.8	$3,093.0	$2,935.4
Net premiums written	$2,255.8	$2,448.0	$2,322.0
Net premiums earned	$2,344.1	$2,488.4	$2,182.7
Net investment income	217.8	182.1	176.9
Net realized investment gains (losses)	2.1	(127.6)	89.0
Other income	12.4	3.5	2.1
	$2,576.4	$2,546.4	$2,450.7
Expenses
Net losses and loss expenses	$1,501.8	$1,586.3	$1,199.2
Acquisition costs	339.8	375.4	295.1
General and administrative expenses	411.5	406.3	365.7
Other expense	6.8	6.2	8.6
Amortization and impairment of intangible assets	10.7	9.8	2.5
Interest expense	63.7	61.4	57.8
Foreign exchange (gain) loss	(4.1)	11.3	1.0
	$2,330.2	$2,456.7	$1,929.9
Income before income taxes	246.2	89.7	520.8
Income tax (benefit) expense	(9.1)	5.8	30.5
Net income	$255.3	$83.9	$490.3

Ratios
Loss and loss expense ratio	64.1%	63.7%	54.9%
Acquisition cost ratio	14.5%	15.1%	13.5%
General and administrative expense ratio	17.6%	16.3%	16.8%
Expense ratio	32.1%	31.4%	30.3%
Combined ratio	96.2%	95.1%	85.2%

Comparison of Years Ended December 31, 2016 and 2015

Premiums

Gross premiums written decreased by $27.2 million, or 0.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written in our North American Insurance segment increased by $41.0 million, or 2.3%, for the year ended December 31, 2016 compared to 2015. The increase in gross premiums written was primarily due to growth in our programs line of business and certain other specialty lines of business, such as environmental and construction. This was partially offset by the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business;

•
Global Markets Insurance: Gross premiums written in our Global Markets Insurance segment increased by $27.0 million, or 5.7%, for the year ended December 31, 2016 compared to 2015. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA, which were included in our results for the full twelve months of the current year, whereas the results from those operations were included starting only in April during the year ended December 31, 2015; and

•
Reinsurance: Gross premiums written in our Reinsurance segment decreased by $95.2 million, or 11.9%, for the year ended December 31, 2016 compared to 2015. The decrease was primarily due to the non-renewal of certain treaties across all lines of business, due either to poor terms and conditions, including rate decreases, or cedents retaining more of their own business. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriting location for each of the years indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$1,903.4	$1,893.4	$10.0	0.5%
Bermuda	495.4	543.6	(48.2)	(8.9)%
Asia Pacific	352.2	313.1	39.1	12.5%
Europe	296.3	326.9	(30.6)	(9.4)%
Canada	18.5	16.0	2.5	15.6%
	$3,065.8	$3,093.0	$(27.2)	(0.9)%

Net premiums written decreased by $192.2 million, or 7.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in net premiums written was due to the overall decrease in gross premiums written and an increase in ceded premiums written, primarily in our North American Insurance segment, partially offset by lower cost of our current year property catastrophe reinsurance treaty. The cost of our current year property catastrophe reinsurance treaty, which was effective May 1, 2016, was lower than the prior coverage given our overall reduction in property catastrophe exposures. We ceded 26.4% and 20.9% of gross premiums written for the years ended December 31, 2016 and 2015, respectively.

Net premiums earned decreased by $144.3 million, or 5.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of lower premiums earned in our North American Insurance and Reinsurance segments, partially offset by higher premiums earned in our Global Markets Insurance segment.

The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
North American Insurance	60.5%	58.7%	54.1%	52.3%
Global Markets Insurance	16.4%	15.4%	16.1%	14.7%
Reinsurance	23.1%	25.9%	29.8%	33.0%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income increased by $35.7 million, or 19.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to higher interest income in the current year from our fixed maturity investments and higher returns from our equity method investments. The annualized period book yield of the investment portfolio for the years ended December 31, 2016 and 2015 was 2.5% and 2.1%, respectively. Our average duration increased from 2.6 years as of December 31, 2015 to 3.0 years as of December 31, 2016.

Realized Investment Gains (Losses)

Net realized investment gains (losses) were comprised of the following:

	Year Ended December 31,
	2016	2015
	($ in millions)
Net realized gains (losses) on sale:
Fixed maturity investments, trading	$(7.7)	$15.1
Equity securities, trading	24.3	33.4
Other invested assets: hedge funds and private equity, trading	21.7	25.5
Derivatives	(23.4)	(11.8)
Total net realized gains on sale	14.8	62.2

Mark-to-market (losses) gains:
Fixed maturity investments, trading	(17.2)	(126.3)
Equity securities, trading	5.8	(41.7)
Other invested assets: hedge funds and private equity, trading	(5.1)	(18.1)
Derivatives	3.8	(3.7)
Total mark-to-market losses	(12.7)	(189.8)
Net realized investment gains (losses)	$2.1	$(127.6)

The total return of our investment portfolio, which combines net investment income and realized investment gains or losses, was 2.5% and 0.6% for the years ended December 31, 2016 and 2015, respectively. The increase in total return was primarily due to lower overall interest rates and tightening credit spreads during the current year that caused lower mark-to-market losses on our fixed maturity investments, despite increased market volatility in the fourth quarter, compared to higher interest rates and widening credit spreads which caused mark-to-market losses during the year ended ended December 31, 2015.

Other Income

Other income increased by $8.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in other income was due to a net unrealized gain recorded of $3.4 million for insurance and reinsurance contracts that we account for as derivatives in our North American Insurance segment, the revenue from our insurance agency operation in our Global Markets Insurance segment that was acquired in the current period and the recoveries from single-trigger ILW derivatives related to catastrophe losses that occurred in the current year in our Reinsurance segment.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $84.5 million, or 5.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
	($ in millions)
Non-catastrophe	$1,524.4	65.0%	$1,607.4	64.6%	$(83.0)	0.4 pts.
Property catastrophe	75.7	3.2	60.5	2.4	15.2	0.8
Current year	1,600.1	68.2	1,667.9	67.0	(67.8)	1.2
Prior year	(98.3)	(4.2)	(81.6)	(3.4)	(16.7)	(0.8)
Net losses and loss expenses	$1,501.8	64.1%	$1,586.3	63.7%	$(84.5)	0.4 pts.

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was primarily due to the overall reduction in our net premiums earned, particularly in our Reinsurance segment. The increase in the current year non-catastrophe losses and loss expenses ratio was primarily due to higher loss ratio assumptions, partially offset by lower non-catastrophe property losses in the current period compared to the prior period. The lower non-catastrophe property losses resulted in a decrease in the non-catastrophe losses and loss expenses ratio of 0.4 percentage points.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2016, we incurred $75.7 million in property catastrophe losses, which included $38.1 million of net losses from Hurricane Matthew, $15.9 million of net losses from the April hailstorm in Texas, $15.6 million of net losses from the New Zealand earthquake in November and $6.1 million of net losses from the Fort McMurray wildfires. During the fourth quarter of 2016, we decreased our net incurred losses from the Fort McMurray wildfires by $4.3 million. The total property catastrophe losses for our North American Insurance segment, Global Markets Insurance segment and Reinsurance segment were $22.7 million, $10.1 million and $42.9 million, respectively.

During the year ended December 31, 2015, we incurred $60.5 million in catastrophe-related losses, which included $25.0 million in losses related to windstorms that occurred in the New South Wales region of Australia and $35.5 million related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $98.3 million during the year ended December 31, 2016 compared to net favorable reserve development of $81.6 million for the year ended December 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2016
	2010 and prior	2011	2012	2013	2014	2015	Total
	($ in millions)
North American Insurance	$(90.7)	$2.3	$19.0	$36.7	$0.8	$(1.1)	$(33.0)
Global Markets Insurance	(11.1)	(1.2)	(3.5)	(4.7)	7.9	2.8	(9.8)
Reinsurance	(13.4)	(3.8)	2.0	6.1	(15.5)	(30.9)	(55.5)
	$(115.2)	$(2.7)	$17.5	$38.1	$(6.8)	$(29.2)	$(98.3)

For the year ended December 31, 2016, we recorded net favorable prior year reserve development in each of our operating segments, primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business, partially offset by unfavorable reserve development in the professional liability and other specialty lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in our casualty reinsurance line of business.

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

The following table shows the components of net losses and loss expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		Dollar Change
	2016	2015
	($ in millions)
Net losses paid	$1,447.0	$1,387.6	$59.4
Net change in reported case reserves	16.7	(20.4)	37.1
Net change in IBNR	38.1	219.1	(181.0)
Net losses and loss expenses	$1,501.8	$1,586.3	$(84.5)

The table below is a reconciliation of the beginning and ending reserves for losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2016	2015
	($ in millions)
Net reserves for losses and loss expenses, January 1	$4,976.2	$4,540.9
Acquisition of net reserves for losses and loss expenses	—	259.3
Incurred related to:
Current year non-catastrophe	1,524.4	1,607.4
Current year property catastrophe	75.7	60.5
Prior year	(98.3)	(81.6)
Total incurred	1,501.8	1,586.3
Paid related to:
Current year non-catastrophe	195.8	171.5
Current year property catastrophe	12.6	14.5
Prior year	1,238.6	1,201.6
Total paid	1,447.0	1,387.6
Foreign exchange revaluation	(16.8)	(22.7)
Net reserve for losses and loss expenses, December 31	5,014.2	4,976.2
Losses and loss expenses recoverable	1,625.0	1,480.0
Reserve for losses and loss expenses, December 31	$6,639.2	$6,456.2

The net reserves for losses and loss expenses acquired during 2015 relates to the acquisitions of the Hong Kong, Singapore and Labuan operations of RSA.

Acquisition Costs

Acquisition costs decreased by $35.6 million, or 9.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in acquisition costs was primarily due to lower acquisition costs in each of our operating segments. The decrease was primarily due to lower net premiums earned and higher ceding commission income. Acquisition costs as a percentage of net premiums earned were 14.5% for the year ended December 31, 2016 compared to 15.1% for 2015. The decrease in the acquisition cost ratio was primarily driven by higher ceding commission income due to restructuring some of our underlying reinsurance programs in our North American Insurance and Global Markets Insurance segments.

General and Administrative Expenses

General and administrative expenses increased by $5.2 million, or 1.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in general and administrative expenses was primarily due to the additional general and administrative expenses from the RSA operations, higher stock-based compensation expense, partially offset by expense-control initiatives implemented during the current year. We have granted cash equivalent restricted stock units and performance-based equity awards to certain key employees, and we measure the value of each of those awards at the share price at the end of the period. Changes in our share price are recognized as increases or decreases in our compensation expense ratably over the service period. Our share price increased 44% for the year ended December 31, 2016 compared to a 2% decrease for the same period in 2015. Our general and administrative expense ratio was 17.6% for the year ended December 31, 2016 compared to 16.3% for the year ended December 31, 2015.

Other Expense

Other expense increased by $0.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in other expense was primarily due to expenses incurred related to our insurance agency operation in our Global Markets Insurance segment that was acquired in 2016.

Amortization and Impairment of Intangible Assets

The amortization and impairment of intangible assets increased by $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an impairment of $0.9 million recorded related to the customer renewal intangibles from the acquisition of LAU. The trade credit business that is underwritten by LAU underperformed during the current year due to increased frequency of reported losses and as a result the customer renewal intangible asset was impaired. As a result of this impairment, the carrying value of the customer renewal intangible asset was zero.

Interest Expense

Interest expense increased by $2.3 million, or 3.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in interest expense was due to the accrued interest related to the senior notes issued in October 2015. The interest expense will be lower in future years due to the repayment of the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016, and the lower interest rate on our remaining outstanding senior notes. As of December 31, 2016, we had outstanding senior notes with an aggregate principal amount of $800.0 million and an average interest rate of 4.93%, compared to $1,300.0 million and 5.78%, respectively, as of December 31, 2015.

Foreign Exchange Gain (Loss)

We recorded a foreign exchange gain of $4.1 million for the year ended December 31, 2016 compared to a foreign exchange loss of $11.3 million for the year ended December 31, 2015, for a change of $15.4 million. The change was primarily due to a loss recorded in the prior year related to the close out of the foreign currency forward contract we entered into to economically hedge a portion of our foreign currency exposure related to the consideration paid for the Hong Kong and Singapore operations of RSA. The change was also attributable to the strengthening of the U.S. dollar relative to other major currencies during the current year.

Income Tax (Benefit) Expense

Corporate income tax expense or benefit is generated through our various operating subsidiaries.  Our income tax expense or benefit may fluctuate significantly from year to year depending on the geographic distribution of pre-tax net income or loss in any given year between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between years principally due to the geographic location of the business written, the mix of business and the profitability of such business; the geographic location of investment income; the geographic location of net losses and loss expenses incurred; and the amount of inter-company reinsurance utilized for rating agency purposes.

We recorded an income tax benefit of $9.1 million for the year ended December 31, 2016, compared to income tax expense of $5.8 million for the year ended December 31, 2015. The change in income tax expense was primarily due to recording a pre-tax loss in our U.S. operations during the current year compared to taxable income in the prior year. Most of the pre-tax loss recorded in the current year was due to realized and unrealized investment losses.

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

•
Global Markets Insurance: Gross premiums written in our Global Markets Insurance segment increased by $195.8 million, or 69.8%, for the year ended December 31, 2015 compared to 2014. The increase was primarily due to gross premiums written of $182.1 million from the acquired Asian operations partially offset by the impact of foreign currency movements during the year; and

•
Reinsurance: Gross premiums written in our Reinsurance segment decreased by $137.2 million, or 14.6%, for the year ended December 31, 2015 compared to 2014. The decrease was primarily due to lower premiums written across each line of business. The decrease for each line of business was driven by non-renewal of business due to poor terms and conditions, cedents retaining more of their own business, and lower premiums on renewed treaties mainly due to year-over-year rate decreases and our assuming a lower percentage of the premiums than in the prior year. These reductions were partially offset by new business written for each line of business.

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

Net premiums written increased by $126.0 million, or 5.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net premiums written was consistent with the increase in gross premiums written. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 20.9% of gross premiums written for both the years ended December 31, 2015 and 2014. The ceded premiums written for the year ended December 31, 2015 included a higher cost for our property catastrophe reinsurance coverage offset by retaining more of our gross premiums written in both of our North American Insurance and Global Markets Insurance segments in the current year than in the prior year. The cost of our current property catastrophe reinsurance coverage, which was effective May 1, 2015, was higher than our prior coverage as we purchased additional coverage, for both world-wide and North American perils, and also purchased dual-trigger ILWs which we did not purchase in the prior year.

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

Net Losses and Loss Expenses

Net losses and loss expenses increased by $387.1 million, or 32.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
	($ in millions)
Non-catastrophe	$1,607.4	64.6%	$1,346.8	61.7%	$260.6	2.9 pts.
Property catastrophe	60.5	2.4	65.0	3.0	(4.5)	(0.6)
Current year	1,667.9	67.0	1,411.8	64.7	256.1	2.3
Prior year	(81.6)	(3.3)	(212.6)	(9.8)	131.0	6.5
Net losses and loss expenses	$1,586.3	63.7%	$1,199.2	54.9%	$387.1	8.8 pts.

(1)	“NPE” means net premiums earned.

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

Other Expense

Other expense is comprised of the expenses from our third-party claims administration services of $2.7 million that are included in our North American Insurance segment, transaction-related costs of $2.5 million incurred for the acquisition of the Hong Kong and Singapore operations of RSA included in our Global Markets Insurance segment and an unrealized loss of $1.0 million recorded on an ILW derivative in our Reinsurance segment.

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

Reinsurance Segment. Our Reinsurance segment has operations in Bermuda, London, Singapore, the United States and Zug. This segment includes the reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. We presently write reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

North American Insurance Segment

The following table summarizes the underwriting results and associated ratios for the North American Insurance segment for each of the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Revenues
Gross premiums written	$1,856.3	$1,815.3	$1,716.3
Net premiums written	1,223.4	1,358.1	1,230.8
Net premiums earned	1,266.9	1,301.4	1,111.1
Expenses
Net losses and loss expenses	$862.2	$910.2	$683.8
Acquisition costs	132.0	139.5	105.9
General and administrative expenses	223.3	224.7	219.7
Underwriting income	$49.4	$27.0	$101.7
Other insurance-related revenue	6.8	3.5	2.1
Other insurance-related expenses	(2.3)	(2.7)	(1.9)
Segment income	$53.9	$27.8	$101.9
Ratios
Loss and loss expense ratio	68.1%	69.9%	61.5%
Acquisition cost ratio	10.4%	10.7%	9.5%
General and administrative expense ratio	17.6%	17.3%	19.8%
Expense ratio	28.0%	28.0%	29.3%
Combined ratio	96.1%	97.9%	90.8%

Comparison of Years Ended December 31, 2016 and 2015

Premiums.   Gross premiums written increased by $41.0 million, or 2.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in gross premiums written was primarily due to growth in our programs line of business and certain other specialty lines of business, such as environmental and construction. This was partially offset by the non-renewal of business that did not meet our underwriting requirements, particularly in our casualty and property lines of business.

The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
U.S.	$1,478.3	$1,439.4	$38.9	2.7%
Bermuda	359.5	359.9	(0.4)	(0.1)%
Canada	18.5	16.0	2.5	15.6%
	$1,856.3	$1,815.3	$41.0	2.3%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Casualty	$582.1	$601.0	$(18.9)	(3.1)%
Professional liability	485.3	470.9	14.4	3.1%
Property	251.6	286.3	(34.7)	(12.1)%
Programs	223.1	191.6	31.5	16.4%
Other specialty(1)	196.4	139.8	56.6	40.5%
Healthcare(2)	117.8	125.7	(7.9)	(6.3)%
	$1,856.3	$1,815.3	$41.0	2.3%

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

Net premiums written decreased by $134.7 million, or 9.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in net premiums written was primarily due to higher ceded premiums. We ceded 34.1% of gross premiums written for the year ended December 31, 2016 compared to 25.2% for 2015. The increase in ceded premiums was primarily due to increased cessions for our professional liability, healthcare, casualty and property lines of business. For our professional liability and healthcare lines of business, we changed the structure of the reinsurance treaty that renewed from an excess-of-loss treaty to a quota share treaty, and as such we have increased ceded premiums and ceding commission income compared to the prior period. For our property line of business, we purchased additional reinsurance on our general property and inland marine lines of business business during the current year.

Net premiums earned decreased by $34.5 million, or 2.7%, for the year ended December 31, 2016 compared to 2015. The decrease was due to the reduction in net premiums written during the current year.

Net losses and loss expenses.   Net losses and loss expenses decreased by $48.0 million, or 5.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$872.5	68.9%	$906.0	69.6%	$(33.5)	(0.7	) pts.
Property catastrophe	22.7	1.8%	2.5	0.2%	20.2	1.6
Current year	895.2	70.7%	908.5	69.8%	(13.3)	0.9
Prior year	(33.0)	(2.6)%	1.7	0.1%	(34.7)	(2.7)
Net losses and loss expenses	$862.2	68.1%	$910.2	69.9%	$(48.0)	(1.8	) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses and the related ratio was primarily due to lower non-catastrophe property losses in the current period compared to the same period last year partially offset by higher loss ratio assumptions in certain lines of business. The lower non-catastrophe property losses decreased the losses and loss expense ratio by 1.6 percentage points.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2016, we incurred $18.1 million related to Hurricane Matthew and $4.6 million in property catastrophe losses from the April hailstorm in Texas. During the year ended December 31, 2015, we incurred $2.5 million of property catastrophe losses related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net favorable reserve development of $33.0 million during the year ended December 31, 2016 compared to net unfavorable reserve development of $1.7 million for the year ended December 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2016
	2010 and prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(59.2)	$7.5	$22.3	$28.6	$9.9	$(9.0)	$0.1
Professional liability	(31.9)	(3.7)	(5.5)	14.1	2.0	4.5	(20.5)
Property	(1.6)	(2.2)	(0.7)	(0.8)	(6.3)	3.7	(7.9)
Programs	1.6	0.9	3.0	(5.2)	(5.5)	(1.1)	(6.3)
Healthcare	0.3	(0.3)	—	—	—	—	—
Other specialty	0.1	0.1	(0.1)	—	0.7	0.8	1.6
	$(90.7)	$2.3	$19.0	$36.7	$0.8	$(1.1)	$(33.0)

For the year ended December 31, 2016, the net unfavorable prior year reserve development in the casualty line of business for the 2011 through 2014 loss years was primarily due to adverse case reserve development and higher than expected reported claims. This line of business also experienced lower than expected development of reported claims for loss years 2010 and prior. The net favorable prior year reserve development in the professional liability line of business for loss years 2010 and prior was due to lower than expected claims development. The net unfavorable prior year reserve development for the 2013 loss year in the professional liability line of business was due to adverse development on several claims above our previous expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(22.0)	$(5.8)	$(6.4)	$15.6	$16.5	$2.2	$0.1
Professional liability	10.9	(14.5)	(20.9)	(2.9)	(0.7)	20.6	(7.5)
Property	(1.8)	0.1	(1.2)	(3.6)	(5.5)	(1.8)	(13.8)
Programs	(2.9)	(3.4)	(5.5)	(3.6)	(2.7)	—	(18.1)
Healthcare	(1.9)	(0.8)	5.5	14.2	12.8	8.1	37.9
Other specialty	—	(0.1)	—	0.2	—	3.0	3.1
	$(17.7)	$(24.5)	$(28.5)	$19.9	$20.4	$32.1	$1.7

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

•
Net favorable prior year reserve development primarily related to our professional liability, property and programs lines of business due to lower than expected loss emergence. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims. The net unfavorable prior year reserve development for the 2014 loss year was primarily due to a single claim in the mergers and acquisitions line of business.

Acquisition costs.   Acquisition costs decreased by $7.5 million, or 5.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to higher ceding commission income due to the restructuring of some of our underlying reinsurance programs, partially offset by an increase in average broker commissions during the current period compared to the prior period. The acquisition cost ratio decreased to 10.4% for the year ended December 31, 2016 from 10.7% for 2015 due to the lower ceding commission income.

General and administrative expenses.   General and administrative expenses decreased by $1.4 million, or 0.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was due to expense-control initiatives implemented during the current year, partially offset by higher salary-related costs, including stock-based compensation. The general and administrative expense ratio increased to 17.6% for the year ended December 31, 2016 from 17.3% in 2015, as the decrease in net premiums earned outpaced the reduction in expenses.

Other insurance-related income and expense. The net increase in other insurance-related income and expense was primarily due to a net unrealized gain recorded of $3.4 million for insurance and reinsurance contracts we account for as derivatives.

Comparison of Years Ended December 31, 2015 and 2014

Premiums.   Gross premiums written increased by $99.0 million, or 5.8%, for the year ended December 31, 2015 compared to 2014. The increase in gross premiums written was primarily due to growth in our casualty, professional liability and programs lines of business due to increased premiums on renewals and new business, and growth in our specialty lines of business due to new business. This growth was partially offset by the non-renewal of business that did not meet our underwriting requirements, particularly in certain classes within our healthcare and property lines of business, and decreased premiums on renewal.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
U.S.	$1,439.4	$1,309.2	$130.2	9.9%
Bermuda	359.9	394.2	(34.3)	(8.7)%
Canada	16.0	12.9	3.1	24.0%
	$1,815.3	$1,716.3	$99.0	5.8%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Casualty	$601.0	$549.4	$51.6	9.4%
Professional liability	470.9	456.8	14.1	3.1%
Property	286.3	291.1	(4.8)	(1.6)%
Programs	191.6	159.5	32.1	20.1%
Other specialty	139.8	100.0	39.8	39.8%
Healthcare	125.7	159.5	(33.8)	(21.2)%
	$1,815.3	$1,716.3	$99.0	5.8%

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

Net losses and loss expenses.   Net losses and loss expenses increased by $226.4 million, or 33.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$906.0	69.6%	$748.2	67.3%	$157.8	2.3	pts.
Property catastrophe	2.5	0.2%	4.0	0.4%	(1.5)	(0.2)
Current year	908.5	69.8%	752.2	67.7%	156.3	2.1
Prior year	1.7	0.1%	(68.4)	(6.2)%	70.1	6.3
Net losses and loss expenses	$910.2	69.9%	$683.8	61.5%	$226.4	8.4	pts.

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(22.0)	$(5.8)	$(6.4)	$15.6	$16.5	$2.2	$0.1
Professional liability	10.9	(14.5)	(20.9)	(2.9)	(0.7)	20.6	(7.5)
Property	(1.8)	0.1	(1.2)	(3.6)	(5.5)	(1.8)	(13.8)
Programs	(2.9)	(3.4)	(5.5)	(3.6)	(2.7)	—	(18.1)
Healthcare	(1.9)	(0.8)	5.5	14.2	12.8	8.1	37.9
Other specialty	—	(0.1)	—	0.2	—	3.0	3.1
	$(17.7)	$(24.5)	$(28.5)	$19.9	$20.4	$32.1	$1.7

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

•
Net favorable prior year reserve development primarily related to our professional liability, property and programs lines of business due to lower than expected loss emergence. The net unfavorable prior year reserve development in our professional liability line of business for the 2009 and prior loss years was due to adverse development on several large claims. The net unfavorable prior year reserve development for the 2014 loss year was primarily due to a single claim in the mergers and acquisitions line of business.

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

The net unfavorable prior year reserve development for the 2011 through 2013 loss years was primarily related to our healthcare line of business primarily due to higher than expected loss frequency and severity. The net favorable development in our professional liability line of business was primarily related to our public directors and officers liability class of business due to favorable development on reported claims in the 2006 through 2009 loss years partially offset by adverse development on reported claims in the 2005 loss year.

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

Other insurance-related income and expense. The other insurance-related income and expense represents the revenue and related expenses of our third-party claims administration services operation. The increase in the net profit for this operation was primarily due to the results of this operation being included in the Company's results since the beginning of 2015, whereas the results were included in the Company's results starting in the second quarter of 2014, and reduced costs required to manage the operation.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Revenues
Gross premiums written	$503.3	$476.3	$280.5
Net premiums written	367.5	324.1	188.0
Net premiums earned	377.8	366.8	162.6
Expenses
Net losses and loss expenses	$269.5	$240.3	$61.1
Acquisition costs	66.5	70.9	18.2
General and administrative expenses	123.7	108.4	68.1
Underwriting (loss) income	$(81.9)	$(52.8)	$15.2
Other insurance-related revenue	1.4	—	—
Other insurance-related expenses	(1.1)	(2.5)	(6.7)
Segment (loss) income	$(81.6)	$(55.3)	$8.5
Ratios
Loss and loss expense ratio	71.3%	65.5%	37.6%
Acquisition cost ratio	17.6%	19.3%	11.2%
General and administrative expense ratio	32.7%	29.5%	41.9%
Expense ratio	50.3%	48.8%	53.1%
Combined ratio	121.6%	114.3%	90.7%

Comparison of Years Ended December 31, 2016 and 2015

Premiums.   Gross premiums written increased by $27.0 million, or 5.7%, for the year ended December 31, 2016 compared to 2015. The increase was primarily due to gross premiums written from the Asian operations in Hong Kong, Singapore and Labuan acquired from RSA, which were included in our results for the full twelve months of the current year, whereas the results from those operations were included starting only in April during the year ended December 31, 2015.

The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
		($ in millions)
Asia Pacific	$270.7	$219.6	$51.1	23.3%
Europe	232.6	256.7	(24.1)	(9.4)%
	$503.3	$476.3	$27.0	5.7%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Other specialty(1)	$163.9	$140.9	$23.0	16.3%
Professional liability	150.7	141.4	9.3	6.6%
Casualty	100.9	109.0	(8.1)	(7.4)%
Property	87.8	85.0	2.8	3.3%
	$503.3	$476.3	$27.0	5.7%

________________________
(1) Includes our accident and health, trade credit, aviation, marine and onshore construction lines of business.

Net premiums written increased by $43.4 million, or 13.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in net premiums written was primarily due to higher gross premiums written and lower ceded premiums written. We ceded to reinsurers 27.0% of gross premiums written for the year ended December 31, 2016 compared to 32.0% for the year ended December 31, 2015. The decrease in ceded premiums written was primarily due to a reinsurance treaty entered into during the year ended December 31, 2015 for the construction line of business brought over from the acquired Asian operations as the previous treaty was canceled.

Net premiums earned increased by $11.0 million, or 3.0%, primarily due to net premiums earned from the operations acquired from RSA being included in our results for the full twelve months of the current year, whereas the results for the Asian operations acquired from RSA were included starting only in April of the previous year.

Net losses and loss expenses.   Net losses and loss expenses increased by $29.2 million, or 12.2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$269.2	71.2%	$260.8	71.1%	$8.4	0.1	pts.
Property catastrophe	10.1	2.7%	4.3	1.2%	5.8	1.5
Current year	279.3	73.9%	265.1	72.3%	14.2	1.6
Prior year	(9.8)	(2.6)%	(24.8)	(6.8)%	15.0	4.2
Net losses and loss expenses	$269.5	71.3%	$240.3	65.5%	$29.2	5.8	pts.

Current year non-catastrophe losses and loss expenses

The increase in the current year non-catastrophe losses and loss expenses and related ratio was primarily due to the growth in net premiums earned in the current year compared to the prior year.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2016, we incurred property catastrophe losses of $8.0 million related to Hurricane Matthew and $2.1 million related to the New Zealand earthquake. During the year ended December 31, 2015, we incurred $4.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia and $0.3 million related to explosions in the port of Tianjin, China.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $9.8 million during the year ended December 31, 2016 compared to net favorable reserve development of $24.8 million for the year ended December 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2016
	2010 and prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(11.8)	$(0.3)	$(2.9)	$(2.3)	$0.1	$1.8	$(15.4)
Professional liability	9.1	(1.4)	(1.1)	(0.4)	1.3	3.7	11.2
Property	(7.8)	—	0.7	(0.5)	(3.0)	(2.7)	(13.3)
Other specialty	(0.6)	0.5	(0.2)	(1.5)	9.5	—	7.7
	$(11.1)	$(1.2)	$(3.5)	$(4.7)	$7.9	$2.8	$(9.8)
For the year ended December 31, 2016, the unfavorable development for the 2014 loss year in the other specialty line of business was primarily related to higher than expected reported losses in our trade credit and aviation classes of business. The net favorable prior year development in our casualty and property lines of business was due to lower than expected loss emergence.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(8.7)	$(4.6)	$—	$1.2	$1.4	$2.7	$(8.0)
Professional liability	(1.3)	(6.3)	(2.7)	1.4	(3.2)	0.4	(11.7)
Property	(1.3)	(0.3)	(0.5)	0.2	(4.4)	(5.8)	(12.1)
Other specialty	(0.2)	(0.1)	(0.2)	(0.2)	3.9	3.8	7.0
	$(11.5)	$(11.3)	$(3.4)	$2.6	$(2.3)	$1.1	$(24.8)

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

Acquisition costs.   Acquisition costs decreased by $4.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in acquisition costs was primarily due to lower amortization of the insurance-related intangible asset recorded related to the acquisitions of the RSA operations. The acquisition cost ratio was 17.6% for the year ended December 31, 2016 and 19.3% for the year ended December 31, 2015.

General and administrative expenses.   General and administrative expenses increased by $15.3 million, or 14.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in general and administrative expenses was due to the inclusion of the acquired Asian operations results for the twelve months in the current year compared to only being included from April during the year ended December 31, 2015. The general and administrative expense ratios for the years ended December 31, 2016 and 2015 were 32.7% and 29.5%, respectively.

Other insurance-related income and expense. The other insurance-related income and expense during the year ended December 31, 2016 related to the revenues and expenses from an insurance agency operation we acquired in the current year that is based in London. The other insurance-related expenses incurred during the twelve months ended December 31, 2015 represented the transaction-related costs for our acquisitions of the Hong Kong and Singapore operations of RSA.

Comparison of Years Ended December 31, 2015 and 2014

Premiums.   Gross premiums written increased by $195.8 million, or 69.8%, for the year ended December 31, 2015 compared to 2014. The increase was primarily due to gross premiums written of $182.1 million from the acquired Asian operations partially offset by the impact of foreign currency movements during the year.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
		($ in millions)
Europe	$254.8	$232.1	$22.7	9.8%
Asia Pacific	219.6	31.1	188.5	606.1%
Bermuda(1)	1.9	17.3	(15.4)	(89.0)%
	$476.3	$280.5	$195.8	69.8%
_______________________
(1) Represents our trade credit line of business which is currently written primarily out of our London office.

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2015	2014
	($ in millions)
Professional liability	$141.4	$126.1	$15.3	12.1%
Other specialty(1)	140.9	79.0	61.9	78.4%
Casualty	109.0	36.0	73.0	202.8%
Property	85.0	39.4	45.6	115.7%
	$476.3	$280.5	$195.8	69.8%

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

Net losses and loss expenses.   Net losses and loss expenses increased by $179.2 million, or 293.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$260.8	71.1%	$103.7	63.8%	$157.1	7.3	pts.
Property catastrophe	4.3	1.2%	11.0	6.8%	(6.7)	(5.6)
Current year	265.1	72.3%	114.7	70.6%	150.4	1.7
Prior year	(24.8)	(6.8)%	(53.6)	(33.0)%	28.8	26.2
Net losses and loss expenses	$240.3	65.5%	$61.1	37.6%	$179.2	27.9	pts.

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

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2015
	2009 and prior	2010	2011	2012	2013	2014	Total
	($ in millions)
Casualty	$(8.7)	$(4.6)	$—	$1.2	$1.4	$2.7	$(8.0)
Professional liability	(1.3)	(6.3)	(2.7)	1.4	(3.2)	0.4	(11.7)
Property	(1.3)	(0.3)	(0.5)	0.2	(4.4)	(5.8)	(12.1)
Other specialty	(0.2)	(0.1)	(0.2)	(0.2)	3.9	3.8	7.0
	$(11.5)	$(11.3)	$(3.4)	$2.6	$(2.3)	$1.1	$(24.8)

For the year ended December 31, 2015, the favorable prior year reserve development in our property, professional liability and casualty lines of business was due to lower than expected loss emergence. The unfavorable prior year reserve development for the other specialty line of business in the 2013 and 2014 loss years primarily related to the trade credit line of business due to higher frequency of reported claims above our expectations.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2014
	2008 and prior	2009	2010	2011	2012	2013	Total
	($ in millions)
Casualty	$(12.1)	$(7.8)	$(3.6)	$1.2	$(0.4)	$0.1	$(22.6)
Professional liability	(6.8)	(4.1)	(9.2)	(3.5)	9.1	0.5	(14.0)
Property	(1.4)	(0.3)	(0.8)	(3.6)	(3.5)	(7.5)	(17.1)
Other specialty	—	—	(0.1)	(1.0)	(2.0)	3.2	0.1
	$(20.3)	$(12.2)	$(13.7)	$(6.9)	$3.2	$(3.7)	$(53.6)

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

Other insurance-related income and expense. The other insurance-related expenses incurred represent the transaction-related costs incurred for our acquisition of RSA's Hong Kong and Singapore operations.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Revenues
Gross premiums written	$706.2	$801.4	$938.6
Net premiums written	664.9	765.8	903.2
Net premiums earned	699.4	820.2	909.0
Expenses
Net losses and loss expenses	$370.1	$435.8	$454.3
Acquisition costs	141.3	164.9	171.0
General and administrative expenses	64.5	73.3	78.0
Underwriting income	$123.5	$146.2	$205.7
Other insurance-related revenue	4.3	—	—
Other insurance-related expenses	(3.4)	(1.0)	—
Segment income	$124.4	$145.2	$205.7
Ratios
Loss and loss expense ratio	52.9%	53.1%	50.0%
Acquisition cost ratio	20.2%	20.1%	18.8%
General and administrative expense ratio	9.2%	8.9%	8.6%
Expense ratio	29.4%	29.0%	27.4%
Combined ratio	82.3%	82.1%	77.4%

Comparison of Years Ended December 31, 2016 and 2015

Premiums. Gross premiums written decreased by $95.2 million, or 11.9%, for the year ended December 31, 2016 compared to 2015. The decrease was primarily due to the non-renewal of certain treaties across all lines of business, due either to poor terms and conditions, including rate decreases, or cedents retaining more of their own business. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter geographic location for our reinsurance operations.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
United States	$424.4	$450.4	$(26.0)	(5.8)%
Bermuda	136.2	181.8	(45.6)	(25.1)%
Asia Pacific	81.4	93.5	(12.1)	(12.9)%
Europe	64.2	75.7	(11.5)	(15.2)%
	$706.2	$801.4	$(95.2)	(11.9)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Year Ended December 31,		Dollar Change	Percentage Change
	2016	2015
	($ in millions)
Property	$362.0	$421.6	$(59.6)	(14.1)%
Specialty	176.4	186.9	(10.5)	(5.6)%
Casualty	167.8	192.9	(25.1)	(13.0)%
	$706.2	$801.4	$(95.2)	(11.9)%

Net premiums written decreased by $100.9 million, or 13.2%, for the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to the decrease in gross premiums written and higher ceded premiums. The increase in ceded premiums was primarily the result of a new retrocessional quota share reinsurance treaty for our property catastrophe business.

Net premiums earned decreased by $120.8 million, or 14.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily the result of the decrease in net premiums written during the previous years.

Net losses and loss expenses.   Net losses and loss expenses decreased by $65.7 million, or 15.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$382.7	54.7%	$440.8	53.7%	$(58.1)	1.0	pts.
Property catastrophe	42.9	6.1%	53.5	6.5%	(10.6)	(0.4)
Current year	425.6	60.8%	494.3	60.2%	(68.7)	0.6
Prior year	(55.5)	(7.9)%	(58.5)	(7.1)%	3.0	(0.8)
Net losses and loss expenses	$370.1	52.9%	$435.8	53.1%	$(65.7)	(0.2	) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was primarily due to the decrease in net premiums earned. The increase in the current year non-catastrophe losses and loss expenses ratio was due to higher loss ratio assumptions and higher non-catastrophe property losses in the current year. These increases were partially offset by a higher reduction in IBNR loss reserves for current year property losses than in the prior period. The higher non-catastrophe property losses in the current year increased the current year non-catastrophe loss ratio by 1.5 percentage points.

Current year property catastrophe losses and loss expenses

During the year ended December 31, 2016, we incurred $42.9 million in property catastrophe losses, which included catastrophe losses from a New Zealand earthquake ($13.5 million), Hurricane Matthew ($12.0 million), hailstorms in Texas in April 2016 ($11.3 million) and Fort McMurray wildfires ($6.1 million). During the fourth quarter of 2016, we decreased our net incurred losses from the Fort McMurray wildfires by $4.3 million. During the year ended December 31, 2015, we incurred property catastrophe losses and loss expenses of $32.5 million related to explosions in the port of Tianjin, China and $21.0 million in property catastrophe losses related to windstorms that occurred in the New South Wales region of Australia.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $55.5 million during the year ended December 31, 2016 compared to net favorable reserve development of $58.5 million for the year ended December 31, 2015, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Year Ended December 31, 2016
	2010 and prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$0.4	$3.7	$(4.9)	$(12.0)	$(11.7)	$(27.2)	$(51.7)
Casualty	(13.0)	(6.1)	7.1	15.6	4.5	(2.5)	5.6
Specialty	(0.8)	(1.4)	(0.2)	2.5	(8.3)	(1.2)	(9.4)
	$(13.4)	$(3.8)	$2.0	$6.1	$(15.5)	$(30.9)	$(55.5)

For the year ended December 31, 2016, the net favorable reserve development in the 2015 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. The net unfavorable reserve development for the 2012 to 2014 loss years in the casualty reinsurance line of business was due to higher than expected reported claims.

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

Acquisition costs.   Acquisition costs decreased by $23.6 million, or 14.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to the decrease in net premiums earned. The acquisition cost ratio was 20.2% for the year ended December 31, 2016 compared to 20.1% for the year ended December 31, 2015.

General and administrative expenses.   General and administrative expenses decreased by $8.8 million, or 12.0%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in general and administrative expenses was primarily related to expense-control initiatives implemented during the current year, and lower compensation-related costs. The general and administrative expense ratios for the years ended December 31, 2016 and 2015 were 9.2% and 8.9%, respectively.

Other insurance-related income and expense. The other insurance-related income of $4.3 million for the year ended December 31, 2016 represents the recovery on single-trigger ILW derivatives related to catastrophe losses that occurred in the current year and the other insurance-related expense of $3.4 million related to unrealized losses recognized on single-trigger ILW derivatives. During the year ended December 31, 2015, we incurred $1.0 million of unrealized losses recognized on single-trigger ILW derivatives.

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

Net losses and loss expenses.   Net losses and loss expenses decreased by $18.5 million, or 4.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following is a breakdown of the loss and loss expense ratio for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
	($ in millions)
Non-catastrophe	$440.5	53.7%	$494.9	54.5%	$(54.4)	(0.8	) pts.
Property catastrophe	53.8	6.5%	50.0	5.5%	3.8	1.0
Current year	494.3	60.2%	544.9	60.0%	(50.6)	0.2
Prior year	(58.5)	(7.1)%	(90.6)	(10.0)%	32.1	2.9
Net losses and loss expenses	$435.8	53.1%	$454.3	50.0%	$(18.5)	3.1	pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and related the losses and loss expense ratio, was primarily due to lower than expected property losses during the year ended December 31, 2015 compared to the same period in 2014. These decreases in the current year non-catastrophe losses and loss expenses were partially offset by higher loss ratio assumptions in our non-property reinsurance lines of business.

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

Other insurance-related income and expense. The other insurance-related expenses incurred for the year ended December 31, 2015 represents an unrealized loss recorded on an ILW derivative.

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

Our total investments and cash were $8.7 billion as of December 31, 2016, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of December 31, 2016, we held $720.9 million of cash and cash equivalents and $808.9 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of December 31, 2016, we had $200 million available under our revolving loan facility.

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

The payment of dividends from Holdings’ Bermuda-domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity.

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

Allied World Assurance Company (Europe) dac is subject to regulatory restrictions that effectively limit its ability to declare and pay dividends unless certain conditions are met.

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

Cash Flows

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Cash flows provided by operating activities	$399.3	$512.8	416.9
Cash flows provided by (used in) investing activities	462.9	(635.7)	(127.0)
Cash flows (used in) provided by financing activities	(747.8)	150.1	(223.4)
Effect of exchange rate changes on foreign currency cash	(1.5)	(8.6)	(9.1)
Net increase in cash and cash equivalents	112.9	18.6	57.4
Cash and cash equivalents, beginning of year	608.0	589.4	531.9
Cash and cash equivalents, end of year	$720.9	$608.0	$589.3

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds held balances related to our assumed collateralized property catastrophe reinsurance program through Aeolus Re Ltd. (“Aeolus Re”) and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds held balances related to Aeolus Re, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 11 consecutive years.

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

The $113.5 million decrease in cash flows from operations was primarily due to a decrease in net premiums written and higher net paid losses in the current year compared to the prior year, partially offset by higher net cash receipts from our collateralized property catastrophe reinsurance program through Aeolus Re. During the current year, we received approximately $406.0 million in cash from Aeolus Re and funded approximately $204.0 million for the upcoming underwriting year.

Cash flows provided by or used in investing activities consist primarily of payments for investments acquired, proceeds on the sale of investments and changes in restricted cash. The increase in cash flows used in investing activities to cash flows provided by investing activities was due to higher net sales of investments during the current period compared to the prior period, due to the maturity and sale of securities to repay the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016, as well as to increase the duration of our investment portfolio. The increase in the current year compared to the prior year was also due to lower net cash paid for acquisitions.

Cash flows used in or provided by financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our shares, the payment of dividends and the repayment of debt. The change in cash flows provided by financing activities was primarily due to the repayment at maturity of the $500.0 million aggregate principal amount of 7.50% senior notes on August 1, 2016, while during the year ended December 31, 2015 we received net proceeds of $496.7 million from the 2025 Senior Notes issued during 2015.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2016 and 2015, 91.5% and 90.1%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2016 and 2015 was as follows:

	As of December 31,
	2016	2015
	($ in millions)
Due in one year or less	$808.9	$710.9
Due after one year through five years	2,488.8	3,299.4
Due after five years through ten years	1,089.0	735.8
Due after ten years	357.3	360.6
Mortgage-backed	1,236.4	1,368.6
Asset-backed	757.3	726.2
Total	$6,737.7	$7,201.5

We have investments in “other invested assets”, comprising interests in hedge funds, private equity funds and other private securities, the carrying value of which was $960.7 million as of December 31, 2016. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our consolidated financial statements for additional details on our “other invested assets”.

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

Pledged Assets

Allied World Assurance Company, Ltd uses trust accounts primarily to meet security requirements for inter-company and certain reinsurance transactions. We also have cash and cash equivalents and investments on deposit with various state or government insurance departments or pledged in favor of ceding companies in order to comply with reinsurance contract provisions and relevant insurance regulations. In addition, Allied World Assurance Company, Ltd currently has access to up to $1.1 billion in letters of credit under two letter of credit facilities, a $900.0 million uncommitted facility with Citibank Europe plc and a $200.0 million committed unsecured credit facility with a syndication of lenders (the “Credit Agreement”). These facilities are used to provide security to reinsureds and are collateralized by us, at least to the extent of letters of credit outstanding at any given time.

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

As of December 31, 2016 and 2015, $2,687.7 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2016 and 2015, a further $587.6 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Capital Resources

The table below sets forth the capital structure of the company as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	($ in millions)
Senior notes	$794.2	$1,292.9
Other long-term debt	22.0	23.0
Shareholders’ equity	3,551.8	3,532.5
Total capitalization	$4,368.0	$4,848.4
Debt to total capitalization	18.7%	27.1%

The ratio of debt to total capitalization as of December 31, 2016 included the $500 million senior notes we issued on October 29, 2015 that we used to repay the $500 million senior notes at maturity on August 1, 2016. Assuming such repayment occurred as of December 31, 2015, the ratio of debt to total capitalization would have been 18.6%.

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

Share Repurchases

On April 19, 2016, our shareholders approved a share repurchase program (the “2016 share repurchase program”) in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. As of December 31, 2016, approximately $400.4 million remained under this share repurchase authorization. We do not anticipate repurchasing our common shares pending the completion of the Fairfax transaction.

During the year ended December 31, 2016, our share repurchases were as follows:

Year Ended December 31, 2016
($ in millions, except per share amount)
Common shares repurchased	4,669,513
Total cost of shares repurchased	$166.3
Average price per share	$35.61

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

In October 2015, Allied World Bermuda issued $500 million aggregate principal amount of 4.35% senior notes due October 29, 2025, with interest payable April 29 and October 29 each year, commencing April 29, 2016. We used the proceeds from these senior notes to refinance the 2006 Senior Notes that matured in August 2016.

The senior notes issued in 2010 and 2015 have been unconditionally and irrevocably guaranteed for the payment of the principal and interest by Holdings.

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

The Credit Agreement contains representations, warranties and covenants customary for similar bank loan facilities, including a covenant to maintain a ratio of Consolidated Indebtedness to Total Capitalization as of the last day of each fiscal quarter or fiscal year of not greater than 0.35 to 1.0 and a covenant that the Consolidated Net Worth of the Company and its subsidiaries, as of the last day of any fiscal quarter or fiscal year, not fall below a minimum amount calculated based on Consolidated Net Worth, as adjusted for increases due to income or issuances of capital stock and decreases due to extraordinary dividend payments and stock repurchases. The Credit Agreement also has customary Events of Default, including (subject to certain materiality thresholds and grace periods): payment defaults; failure to comply with covenants; material inaccuracy of any representation or warranty; cross-defaults to other material debt or hedging obligations; unsatisfied judgments or pension obligations; bankruptcy, liquidation or insolvency proceedings; the issuance of any orders of conservation or supervision with respect to, or certain other matters relating to insurance licenses held by, any Material Insurance Subsidiary; and certain change in control events. We are in compliance with all covenants under the Credit Agreement as of December 31, 2016

The Facility replaced the four-year senior secured credit facility under the Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among us, the lenders party thereto, Citibank, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letters of credit agent (the “2012 Facility”). The aggregate commitment under the 2012 Facility was reduced from $450 million to $150 million effective as of November 17, 2014. The 2012 Facility expired on June 7, 2016 in accordance with its terms. There were no outstanding loans or letters of credit issued under the 2012 Facility as of the expiration date thereof.

As of December 31, 2016, we also have access to a $900.0 million uncommitted letter of credit facility with Citibank Europe plc. The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

As of December 31, 2016, we had a combined unused letters of credit capacity of $458.0 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs.

In conjunction with the above referenced mortgage commitment, Allied World Assurance Company, AG entered into a three-year credit facility with a Swiss bank that provided us $5.1 million (CHF 5.0 million) for general corporate purposes, however we used the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2016:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Contractual Obligations
Gross reserve for losses and loss expenses(1)	$6,639.2	$1,450.3	$1,975.3	$1,017.1	$2,196.5
Senior notes (including interest)	1,061.8	38.3	76.5	360.0	587.0
Investment commitments outstanding	605.5	—	8.7	58.0	538.8
Operating lease obligations	212.8	21.8	40.3	34.7	116.0
Reinsurance collateral	200.0	—	200.0	—	—
Mortgage and credit facility (including interest)	31.0	6.0	2.5	2.4	20.1
Total	$8,750.3	$1,516.4	$2,303.3	$1,472.2	$3,458.4

(1)
Our unpaid losses and loss expenses represent our best estimate of the cost to settle the ultimate liabilities based on information available as of December 31, 2016, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from our current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2016 and do not take reinsurance recoverables into account. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

The investment commitments outstanding represent unfunded commitments related to our “other invested assets”.

The reinsurance collateral represents the funding commitment for our collateralized property catastrophe reinsurance program for the upcoming underwriting years. We have no commitment beyond the 2019 underwriting year.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

In the table below changes in fair values as a result of changes in interest rates are determined by calculating hypothetical December 31, 2016 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$7,933.5	$7,760.6	$7,648.1	$7,535.1	$7,423.2	$7,312.8	$7,097.7
Fair value change from base	398.4	225.5	113.0	—	(111.9)	(222.3)	(437.4)
Change in unrealized appreciation/(depreciation)	5.3%	3.0%	1.5%	0.0%	(1.5)%	(3.0)%	(5.8)%

In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical December 31, 2016 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	0	50	100	200
	($ in millions)
Total fair value	$5,675.5	$5,516.8	$5,437.4	$5,358.1	$5,278.8	$5,199.4	$5,040.7
Fair value change from base	317.4	158.7	79.3	—	(79.3)	(158.7)	(317.4)
Change in unrealized appreciation/(depreciation)	5.9%	3.0%	1.5%	0.0%	(1.5)%	(3.0)%	(5.9)%

In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or of issuers defaulting. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2016.

	Carrying Value December 31, 2016	Average Rating (S&P)	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$797.4	AAA	9.1%
U.S. government securities	1,379.6	AA+	15.8%
U.S. government agencies	46.4	AA+	0.5%
Non-U.S. government and government agencies	469.9	AA+	5.4%
State, municipalities and political subdivisions	354.1	AA	4.1%
Mortgage-backed securities (“MBS”):
Agency MBS	614.5	AA+	7.0%
Non-agency Residential MBS	23.9	BB+	0.3%
Commercial MBS	598.0	BB	6.8%
Total mortgage-backed securities	1,236.4		14.1%
Corporate securities:
Financials	1,032.7	A	11.8%
Industrials	1,321.3	A-	15.1%
Utilities	140.0	BBB	1.6%
Total corporate securities	2,494.0		28.5%
Asset-backed securities	757.3	AA+	8.7%
Other invested assets:
Private equity	559.8	N/A	6.4%
Hedge funds	338.0	N/A	3.9%
Other private securities	62.9	N/A	0.7%
Total other invested assets	960.7		11.0%
Equities	243.9	N/A	2.8%
Total investment portfolio	$8,739.7		100.0%

As of December 31, 2016, we held $6.7 billion of fixed income securities. Of those assets, approximately 91.5% were rated investment grade (Baa3/BBB- or higher) with the remaining 8.5% rated in the below investment grade category. The average credit quality rating of the fixed maturity portfolios was A+ by Standard & Poor’s.

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

As of December 31, 2016, we held investments in “other invested assets” with a carrying value of $960.7 million. Included in “other invested assets” are private equity funds, hedge funds and “other private securities” in which we have significant influence over the operations. Investments in these funds involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of the funds, as well as risks associated with the strategies employed by the managers of the funds. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments. In addition, we invest in various strategic business opportunities that diversify our earnings stream, including asset management and claims servicing.

The following table shows our direct investment exposure across each major geographical region that was included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets as of December 31, 2016.

	December 31, 2016
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds	Equity Securities	Total Exposure
	($ in millions)
Africa	$—	$—	$—	$0.3	$0.3
Asia and Middle East	249.0	—	95.6	31.4	376.0
Australia	75.0	—	36.1	0.3	111.4
Europe	70.9	2.2	363.0	65.9	502.0
Latin America	7.7	—	29.7	1.1	38.5
North America	1,847.3	1,991.6	1,969.6	144.9	5,953.4
Total exposure	$2,249.9	$1,993.8	$2,494.0	$243.9	$6,981.6

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

As of December 31, 2016 and 2015, less than 6.8% and 10.0%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the years ended December 31, 2016 and 2015, approximately 19.0% and 14.0%, respectively, was written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data.
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-83 and S-1 through S-2 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures
In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that, as of December 31, 2016, our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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

The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG
Zug, Switzerland
We have audited the internal control over financial reporting of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2017

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will either be included in an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 or incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

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

The information required by this item will either be included in an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 or incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will either be included in an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 or incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will either be included in an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 or incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will either be included in an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 or incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8.

The exhibits listed in the accompanying exhibit index starting on page E-1 are filed as part of this Form 10-K.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on February 28, 2017.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

By:	/s/ Scott A. Carmilani
Name:	Scott A. Carmilani
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Carmilani	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2017
Scott A. Carmilani

/s/ Thomas A. Bradley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Thomas A. Bradley

/s/ Kent W. Ziegler	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Kent W. Ziegler

/s/ Barbara T. Alexander	Director	February 28, 2017
Barbara T. Alexander

/s/ Bart Friedman	Vice Chairman of the Board	February 28, 2017
Bart Friedman

/s/ Patricia L. Guinn	Director	February 28, 2017
Patricia L. Guinn

/s/ Fiona E. Luck	Director	February 28, 2017
Fiona E. Luck

/s/ Patrick de Saint-Aignan	Director	February 28, 2017
Patrick de Saint-Aignan

/s/ Eric S. Schwartz	Director	February 28, 2017
Eric S. Schwartz

/s/ Samuel J. Weinhoff	Director	February 28, 2017
Samuel J. Weinhoff

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Sale of Business Agreement, dated as of August 22, 2014, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations

2.2(2)	Sale of Business Agreement, dated as of August 22, 2014, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations

2.3(3)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Hong Kong operations

2.4(4)	Deed of Amendment, dated as of March 31, 2015, by and between Royal & Sun Alliance Insurance plc and Allied World Assurance Company, Ltd related to Singapore operations

2.5(5)	Agreement and Plan of Merger, dated as of December 18, 2016, by and between Allied World Assurance Company Holdings, AG and Fairfax Financial Holdings Limited

3.1(6)	Articles of Association of Allied World Assurance Company Holdings, AG, as amended and restated

3.2(7)	Organizational Regulations of Allied World Assurance Company Holdings, AG, as amended and restated

4.1(8)	Specimen Common Share Certificate

4.2(9)
Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.3(9)
First Supplemental Indenture, dated as of July 26, 2006, by and between Allied World Assurance Company, Ltd, as issuer, and The Bank of New York, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.4(10)
Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 7.50% Senior Notes due 2016

4.5(9)	Form of 7.50% Senior Note (Included as part of Exhibit 4.3)

4.6(11)
Senior Indenture, dated as of November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.7(11)
First Supplemental Indenture, dated as of November 15, 2010, by and between Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.8(10)
Second Supplemental Indenture, dated as of December 30, 2010, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd and The Bank of New York Mellon, as Trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 5.50% Senior Notes due 2020

4.9(11)	Form of 5.50% Senior Note (Included as part of Exhibit 4.7)

4.10(12)
Senior Indenture, dated as of October 29, 2015, by and among Allied World Assurance Company Holdings, AG, as guarantor, Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 4.35% Senior Notes due 2025

4.11(12)
First Supplemental Indenture, dated as of October 29, 2015, by and among Allied World Assurance Company Holdings, AG, as guarantor, Allied World Assurance Company Holdings, Ltd, as issuer, and The Bank of New York Mellon, as trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 4.35% Senior Notes due 2025

4.12(12)
Senior Debt Securities Guarantee Agreement, dated as of October 29, 2015, by and between Allied World Assurance Company Holdings, AG, as guarantor, and The Bank of New York Mellon, as guarantee trustee, with regard to Allied World Assurance Company Holdings, Ltd’s outstanding 4.35% Senior Notes due 2025

4.13(12)	Form of 4.35% Senior Note (Included as part of Exhibit 4.11)

10.1(13)	Insurance Letters of Credit — Master Agreement, dated February 28, 2007, by and among Allied World Assurance Company, Ltd, Citibank N.A. and Citibank Europe plc

10.2(13)	Pledge Agreement, dated as of February 28, 2007, by and between Allied World Assurance Company, Ltd and Citibank Europe plc

10.3(13)	Account Control Agreement, dated March 5, 2007, by and among Citibank Europe plc, as secured party, Allied World Assurance Company, Ltd, as pledgor, and Mellon Bank, N.A.

10.4(14)
Letter Agreement, dated December 30, 2008, by and among Allied World Assurance Company, Ltd, Citibank Europe plc and The Bank of New York Mellon, with respect to the types of securities that may be pledged under the letter of credit facility with Citibank Europe plc

10.5(15)	Letter and Summary of Terms, dated December 7, 2012, from Citibank Europe plc to Allied World Assurance Company, Ltd, with respect to the letter of credit facility with Citibank Europe plc

10.6(16)
Amended and Restated Credit Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, AG, Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, the lenders a party thereto, Citibank, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letter of credit agent

10.7(16)
Amended and Restated Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company, Ltd, as pledgor, and Wells Fargo Bank, National Association, as administrative agent

10.8(16)	Pledge and Security Agreement, dated as of June 7, 2012, by and between Allied World Assurance Company Holdings, Ltd, as pledgor, and Wells Fargo Bank, National Association, as administrative agent

10.9(16)
Amended and Restated Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company, Ltd, as pledgor, The Bank of New York Mellon, as custodian, and Wells Fargo Bank, National Association, as administrative agent

10.10(16)
Account Control Agreement, dated as of June 7, 2012, by and among Allied World Assurance Company Holdings, Ltd, as pledgor, The Bank of New York Mellon, as custodian, and Wells Fargo Bank, National Association, as administrative agent

10.11(17)
Credit Agreement, dated as of June 13, 2016, by and among Allied World Assurance Company Holdings, AG; Allied World Assurance Company Holdings, Ltd; Allied World Assurance Company, Ltd; the lenders party thereto; Wells Fargo Bank, National Association, as administrative agent and swingline lender; and Citibank, N.A., as syndication agent

10.12(18)	Repurchase Agreement, dated as of May 6, 2015, by and between Allied World Assurance Company Holdings, AG and Exor S.A.

10.13(19)
Benefit Plan Assumption and General Amendment Agreement, dated as of December 1, 2010, by and among Allied World Assurance Company Holdings, Ltd, Allied World Assurance Company, Ltd, Newmarket Administrative Services, Inc. (n/k/a AWAC Services Company) and Allied World Assurance Company Holdings, AG

10.14(19)	Form of Indemnification Agreement for directors and executive officers of Allied World Assurance Company Holdings, AG

10.15(20)†	Employment / Consulting Agreement, dated as of January 16, 2014, by and between Allied World National Assurance Company and W. Gordon Knight

10.16(21†	Form of Amended Employment Agreement, dated as of January 1, 2016, for certain officers of Allied World Assurance Company Holdings, AG

10.17(22)†	Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.18(23)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan

10.19(24)†	Form of Option Grant Notice and Option Agreement under Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan, as amended in August 2011

10.20(25)†	Form of Performance-Based Equity Award Agreement

10.21(26)†	Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.22(26)†	Form of RSU Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.23(26)†	Form of Performance-Based Compensation Award Agreement under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.24(27)†	Form of RSU Award Agreement for non-employee directors under the Allied World Assurance Company Holdings, AG 2012 Omnibus Incentive Compensation Plan

10.25(28)†	Allied World Assurance Company Holdings, AG Amended and Restated 2008 Employee Share Purchase Plan

10.26(29)†	Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan

10.27(30)†	Amendment to the Allied World Assurance Company (U.S.) Inc. Second Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2016

10.28(31)†	Parent Shareholder Voting Agreement, dated as of December 18, 2016, by and among Allied World Assurance Company Holdings, AG, V. Prem Watsa and The Sixty Two Investment Company Limited

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) the Notes to the Consolidated Financial Statements and (vi) Schedules III and IV

(1)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 25, 2014.

(3)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.

(4)	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 31, 2015.

(5)	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 20, 2016.

(6)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 2, 2016.

(7)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 20, 2015.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 1, 2011.

(9)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on August 1, 2006.

(10)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2011.

(11)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on November 15, 2010.

(12)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on October 30, 2015.

(13)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on March 6, 2007.

(14)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on January 5, 2009.

(15)	Incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed with the SEC on February 26, 2013.

(16)	Incorporated herein by reference to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 13, 2012.
(17) Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on June 16, 2016.
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

(23) Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2008.
(24) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on August 9, 2011.

(25)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on September 18, 2009.

(26)	Incorporated herein by reference to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG filed with the SEC on May 9, 2012.

(27)	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Allied World Assurance Company Holdings, AG, filed with the SEC on May 3, 2013.

(28)
Incorporated herein by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-151298) of Allied World Assurance Company Holdings, AG filed with the SEC on December 1, 2010.

(29)	Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Allied World Assurance Company Holdings, AG filed on March 1, 2010.
(30) Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on April 25, 2016.

(31)	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Allied World Assurance Company Holdings, AG filed with the SEC on December 20, 2016.

†	Management contract or compensatory plan, contract or arrangement.
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
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Allied World Assurance Company Holdings, AG
Zug, Switzerland
We have audited the accompanying consolidated balance sheets of Allied World Assurance Company Holdings, AG and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allied World Assurance Company Holdings, AG and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2017

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED BALANCE SHEETS
as of December 31, 2016 and 2015
(Expressed in millions of United States dollars, except share and per share amounts)

	As of December 31, 2016	As of December 31, 2015
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2016: $6,847.4; 2015: $7,290.6)	$6,737.7	$7,201.5
Equity securities trading, at fair value (cost: 2016: $235.0; 2015: $395.3)	243.9	403.0
Other invested assets	960.7	966.7
Total investments	7,942.3	8,571.2
Cash and cash equivalents	720.9	608.0
Restricted cash	76.5	60.6
Insurance balances receivable	784.0	745.9
Funds held	466.8	640.8
Prepaid reinsurance	486.4	392.3
Reinsurance recoverable	1,625.0	1,480.0
Reinsurance recoverable on paid losses	104.4	96.4
Accrued investment income	36.0	38.3
Net deferred acquisition costs	121.1	165.2
Goodwill	389.7	388.1
Intangible assets	104.7	116.6
Balances receivable on sale of investments	114.7	36.9
Net deferred tax assets	38.7	24.4
Other assets	167.8	147.2
Total assets	$13,179.0	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	6,639.2	6,456.2
Unearned premiums	1,688.1	1,683.3
Reinsurance balances payable	223.3	214.4
Balances due on purchases of investments	79.7	125.1
Senior notes:
Principal amount	800.0	1,300.0
Less unamortized discount and debt issuance costs	5.8	7.1
Senior notes, net of unamortized discount and debt issuance costs	794.2	1,292.9
Other long-term debt	22.0	23.0
Accounts payable and accrued liabilities	180.7	184.5
Total liabilities	$9,627.2	$9,979.4
SHAREHOLDERS’ EQUITY:
Common shares: 2016 and 2015: par value CHF 4.10 per share (2016: 93,586,418; 2015: 95,523,230 shares issued and 2016: 87,098,120; 2015: 90,959,635 shares outstanding)	378.8	386.7
Treasury shares, at cost (2016: 6,488,298; 2015: 4,563,595)	(233.8)	(155.1)
Accumulated other comprehensive loss	(11.6)	(9.3)
Retained earnings	3,418.4	3,310.2
Total shareholders’ equity	$3,551.8	$3,532.5
Total liabilities and shareholders’ equity	$13,179.0	$13,511.9

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2016, 2015 and 2014
(Expressed in millions of United States dollars, except share and per share amounts)

	2016	2015	2014
REVENUES:
Gross premiums written	$3,065.8	$3,093.0	$2,935.4
Premiums ceded	(810.0)	(645.0)	(613.4)
Net premiums written	2,255.8	2,448.0	2,322.0
Change in unearned premiums	88.3	40.4	(139.3)
Net premiums earned	2,344.1	2,488.4	2,182.7
Net investment income	217.8	182.1	176.9
Net realized investment gains (losses)	2.1	(127.6)	89.0
Other income	12.4	3.5	2.1
Total revenue	2,576.4	2,546.4	2,450.7
EXPENSES:
Net losses and loss expenses	1,501.8	1,586.3	1,199.2
Acquisition costs	339.8	375.4	295.1
General and administrative expenses	411.5	406.3	365.7
Other expense	6.8	6.2	8.6
Amortization and impairment of intangible assets	10.7	9.8	2.5
Interest expense	63.7	61.4	57.8
Foreign exchange (gain) loss	(4.1)	11.3	1.0
Total expenses	2,330.2	2,456.7	1,929.9
Income before income taxes	246.2	89.7	520.8
Income tax (benefit) expense	(9.1)	5.8	30.5
NET INCOME	255.3	83.9	490.3
Other comprehensive loss: foreign currency translation adjustment	(2.3)	(9.3)	—
COMPREHENSIVE INCOME	$253.0	$74.6	$490.3
PER SHARE DATA
Basic earnings per share	$2.89	$0.91	$5.03
Diluted earnings per share	$2.84	$0.89	$4.92
Weighted average common shares outstanding	88,275,810	92,530,208	97,538,319
Weighted average common shares and common share equivalents outstanding	89,800,894	94,174,460	99,591,773
Dividends paid per share	$1.040	$1.230	$0.784

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended December 31, 2016, 2015 and 2014
(Expressed in millions of United States dollars)

	2016	2015	2014
Share capital
Balance at the beginning of the year	$386.7	$408.0	$419.0
Shares canceled	(7.9)	(21.3)	(11.0)
Balance at the end of the year	378.8	386.7	408.0

Treasury shares
Balance at the beginning of the year	(155.1)	(143.1)	(80.0)
Stock compensation(1)	20.9	19.6	19.6
Shares repurchased	(166.3)	(245.3)	(175.4)
Shares canceled	66.7	213.7	92.7
Balance at the end of the year	(233.8)	(155.1)	(143.1)

Accumulated other comprehensive loss
Balance at the beginning of the year	(9.3)	—	—
Foreign currency translation adjustment	(2.3)	(9.3)	—
Balance at the end of the year	(11.6)	(9.3)	—

Retained earnings
Balance at the beginning of the year	3,310.2	3,513.3	3,180.8
Net income	255.3	83.9	490.3
Dividends	(91.5)	(92.4)	(81.7)
Stock compensation	3.2	(2.2)	5.6
Shares canceled	(58.8)	(192.4)	(81.7)
Balance at the end of the year	3,418.4	3,310.2	3,513.3

Total shareholders' equity	$3,551.8	$3,532.5	$3,778.2
(1) Includes stock compensation expense for the period and shares issued out of treasury for awards exercised or vested. See note 2(o) to the notes to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2016, 2015 and 2014
(Expressed in millions of United States dollars)

	2016	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$255.3	$83.9	$490.3
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gains on sales of investments	(38.1)	(73.9)	(145.0)
Mark-to-market adjustments	12.7	189.8	22.0
Stock compensation expense	16.4	15.8	14.2
Distributed and undistributed income of equity method investments	30.6	22.6	13.9
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	38.1	175.9	8.9
Unearned premiums, net of prepaid reinsurance	(89.2)	(43.9)	139.3
Insurance balances receivable	(39.4)	37.0	(76.8)
Reinsurance recoverable on paid losses	(7.9)	(10.4)	(8.5)
Funds held	174.0	83.2	(91.6)
Reinsurance balances payable	9.0	(5.6)	7.0
Net deferred acquisition costs	44.1	17.0	(24.9)
Net deferred tax assets	(14.3)	(2.7)	4.2
Accounts payable and accrued liabilities	(4.9)	(10.1)	8.0
Other items, net	12.9	34.2	55.9
Net cash provided by operating activities	399.3	512.8	416.9
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	(5,423.7)	(5,863.2)	(7,630.0)
Purchases of other invested assets	(119.0)	(126.7)	(307.9)
Sales of trading securities	5,929.9	5,328.8	7,536.9
Sales of other invested assets	96.3	161.3	267.9
Purchases of fixed assets	(3.5)	(31.8)	(59.7)
Net cash paid for acquisitions	(1.2)	(124.4)	(2.6)
Change in restricted cash	(15.9)	20.3	68.4
Net cash provided by (used in) investing activities	462.9	(635.7)	(127.0)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Dividends paid	(91.5)	(114.1)	(76.7)
Share repurchases	(166.3)	(246.4)	(175.9)
Repayment of senior notes	(500.0)	—	—
Proceeds from the exercise of stock options	10.3	10.1	10.0
Proceeds from senior notes	—	496.7	—
Proceeds from other long-term debt	—	4.0	19.2
Repayment of other long-term debt	(0.3)	(0.2)	—
Net cash (used in) provided by used in financing activities	(747.8)	150.1	(223.4)
Effect of exchange rate changes on foreign currency cash	(1.5)	(8.5)	(9.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	112.9	18.7	57.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	608.0	589.3	531.9
CASH AND CASH EQUIVALENTS, END OF YEAR	$720.9	$608.0	$589.3
Supplemental disclosure of cash flow information:
— Cash paid for income taxes	$3.5	$2.5	$18.4
— Cash paid for interest expense	$75.8	$54.0	$54.0
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

On December 18, 2016, the Company entered into a merger agreement with Fairfax Financial Holdings Limited (“Fairfax”), whereby Fairfax will acquire all of the outstanding ordinary shares of Allied World Switzerland. Under the terms of the merger agreement, Allied World Switzerland shareholders will receive a combination of Fairfax subordinate voting shares and cash having a value equal to $54.00 per Allied World Switzerland share (based on the closing price of Fairfax’s subordinate voting shares on December 16, 2016). The merger agreement has been unanimously approved by both companies’ Board of Directors. The acquisition is expected to be consummated following the satisfaction of customary closing conditions. The acquisition is anticipated to close in the second quarter of 2017. There can be no assurances that the acquisition will occur.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Acquisition costs, comprised of commissions, brokerage fees and insurance taxes, are costs that are directly related to the successful acquisition of new and renewal business and are deferred. Although permitted under U.S. GAAP to defer certain internal costs that are directly related to the successful acquisition of new and renewal business, the Company does not defer such costs. Acquisition costs that are deferred, and carried on the balance sheets as an asset, are expensed as the premiums to which they relate are earned. Expected losses and loss expenses, other costs and anticipated investment income related to these unearned premiums are considered in determining the recoverability or deficiency of deferred acquisition costs. If it is determined that deferred acquisition costs are not recoverable, they are expensed. Further analysis is performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums.

Acquisition costs recorded in the consolidated statements of operations and comprehensive income (“consolidated income statements”) includes other acquisition-related costs such as profit commissions that are expensed as incurred and the amortization of insurance-related intangible assets.

b) Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR,” also known as case reserves) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss payment. Reserves for IBNR relates to reserves established by the Company for claims that have occurred but have not yet been reported to us as well as for changes in the values of claims that have been reported to us but are not yet settled. See note 7 for additional information.

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

d) Investments

All fixed maturity investments and equity securities are classified as trading securities as the Company has elected the fair value option permitted under U.S. GAAP for these investments at the time each security was acquired. Trading securities are carried at fair value with any change in unrealized gains or losses recognized in the consolidated income statements and included in “net realized investment gains (losses)”. As a result of this investment classification, the Company does not record any change in unrealized gains or losses on investments as a separate component of accumulated other comprehensive income on the consolidated balance sheets.

Other invested assets consist primarily of investments in hedge funds and private equity funds, which have been accounted for as trading securities as the Company has elected the fair value option as permitted under U.S. GAAP at the time each investment was acquired. In addition, included in the Company’s other invested assets are various investments which are accounted for using the equity method of accounting. Generally, the Company uses the equity method where it does not have a controlling interest and is not the primary beneficiary. Equity method investments are recorded at cost and adjusted for the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Company’s proportionate share of earnings or losses on a quarterly lag basis. An other-than-temporary impairment charge related to the equity method investments is assessed when facts and circumstances exists that indicate an impairment may exist. An other-than-temporary impairment charge is recorded when it is determined that the carrying value of the equity method investment is below its fair value and the Company does not have the intent and ability to hold to recovery. See note 4(c) for additional information regarding an other-than-temporary impairment charge recorded in 2015 related to one of the Company's equity method investments. No equity method investment, individually or in the aggregate, was deemed significant to disclose summarized financial data. Other investments are recorded based on valuation techniques depending on the nature of the individual assets.

At each measurement date, the Company estimates the fair value of the financial instruments using various valuation techniques. The Company utilizes, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of financial instruments. When quoted market prices or observable market inputs are not available, the Company may utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments, which principally relates to non-binding broker-dealer quotes. The Company bases its determination of whether a market is active or inactive on the spread between what a seller is asking for a security and what a buyer is bidding for that security. Spreads that are significantly above historical spreads are considered inactive markets. The Company also considers the volume of trading activity in the determination of whether a market is active or inactive. See note 6 for additional information regarding the fair value of financial instruments.

The Company utilizes independent pricing sources to obtain market quotations for securities that have quoted prices in active markets. In general, the independent pricing sources use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, reported trades and sector groupings to determine the fair value. For a majority of the portfolio, the Company obtained two or more prices per security as of December 31, 2016. When multiple prices are obtained, a price source hierarchy is utilized to determine which price source is the best estimate of the fair value of the security. The price source hierarchy emphasizes more weighting to significant observable inputs such as index pricing and less weighting towards non-binding broker-dealer quotes. The Company will investigate any material differences, if any, between the multiple sources and determines which price best reflects the fair value of the individual security. There were no material differences between the prices obtained from the independent pricing sources and the prices obtained from the Company’s investment portfolio managers and other sources as of December 31, 2016 and 2015.

Investment securities are recorded on a trade date basis. Investment income is recognized when earned and includes the accrual of discount or amortization of premium on fixed maturity investments using the effective yield method and is net of related expenses. Interest income for fixed maturity investments is accrued and recognized based on the contractual terms of the fixed maturity investments and is included in “net investment income” in the consolidated income statements. For mortgage-backed and asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis. Revised prepayment assumptions are applied to securities on a retrospective basis to the date of acquisition. The cumulative adjustments to amortized cost required due to these changes in effective yields and maturities are recognized in net investment income in the same period as the revision of the assumptions. The Company’s share of undistributed net income from equity method investments is included in net investment income. The return on investments is managed on a total financial statement portfolio return basis, which includes the undistributed net income from equity method investments, and as such have classified these amounts in net investment income.

Realized gains and losses on the disposition of investments, which are based upon the first-in first-out method of identification, are included in “net realized investment gains (losses)” in the consolidated income statements.

e) Variable Interest Entities

The Company is involved in the normal course of business with variable interest entities (“VIEs”) as a passive investor in certain asset-backed securities issued by third-party VIEs and affiliated VIEs, as well as certain of its hedge fund and private equity fund investments. The Company performs a qualitative assessment at the date when it becomes initially involved in the VIE, followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitments.

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

VIEs as there were no substantive kick-out or other participating rights. These VIEs will not be consolidated because the Company has determined it is not considered the primary beneficiary, as it does not have both the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As such, the Company continues to record its interests in these entities at fair value, with changes in fair value recorded in the consolidated income statements. The Company's interests in these entities are recorded in “other invested assets” in the consolidated balance sheets. The Company's maximum exposure to loss in these entities, which is the sum of the carrying value and the unfunded commitment, was $996.8 million as of December 31, 2016.

f) Translation of Foreign Currencies

Transactions in currencies other than a foreign operation's functional currency are translated into the functional currency of the foreign operation. Foreign currency transaction gains and losses, including those arising from forward exchange contracts, are included in “foreign exchange (gain) loss” in the consolidated income statements. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period-end exchange rates, and functional currency income statements are translated using average exchange rates with the related foreign currency translation adjustment recorded as a separate component of accumulated other comprehensive income or loss.

g) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include amounts held in banks, time deposits, commercial paper, discount notes and U.S. Treasury Bills with maturities of less than three months from the date of purchase. Restricted cash primarily relates to cash held in trust accounts in favor of cedents, other counterparties or government authorities, as well as accounts that are pledged as collateral for the Company's letter of credit facilities.

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

It is the Company’s policy to recognize interest accrued related to unrecognized tax benefits in “interest expense” and penalties in “general and administrative expenses” in the consolidated income statements. The Company has not recorded any interest or penalties during the years ended December 31, 2016, 2015 and 2014 and the Company has not accrued any payment of interest and penalties as of December 31, 2016 and 2015.

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

For goodwill, the Company performs an annual impairment test, or more frequently if circumstances are warranted. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of the qualitative assessment will determine if an entity needs to proceed with the two-step goodwill impairment test. For the year ended December 31, 2016, the Company elected to bypass the qualitative assessment and performed the first step of the goodwill impairment test.

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

We recorded no goodwill impairments during the years ended December 31, 2016, 2015 and 2014.

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

In addition, the Company’s derivative instruments include insurance or reinsurance contracts that are required to be accounted for as derivatives. This will be the case when the insurance or reinsurance contract provides indemnification to the insured or cedent as a result of a change in a variable versus an identifiable insurable event. The Company considers these insurance and reinsurance contracts to be an extension of its overall insurance operations. The insurance and reinsurance derivative contracts are recorded at fair value, with net premiums received recognized in “Net premiums earned” over the period of policy coverage in proportion to the risk to which it relates, and other changes in the fair value of this contract is recorded in “other income” or “other expense” in the consolidated income statements. To the extent losses are incurred or ceded under these contracts, those net losses would be recorded in “net losses and loss expenses”. During the year ended December 31, 2016, the Company recorded net premiums earned of $0.1 million, other income of $7.7 million, and other expense of $3.4 million related to these insurance and reinsurance derivative contracts. During the year ended December 31, 2015, the Company recorded $1.0 million in “other expense” related to a single-trigger industry loss warranty (“ILW”). No losses were incurred during the years ended December 31, 2016 and 2015. There were no insurance or reinsurance derivative contracts outstanding for the year ended December 31, 2014.

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

p) New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including, among others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. With the issuance of Accounting Standards Update 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date”, this standard will be effective on January 1, 2018 with retrospective adoption required for the comparative periods. The Company does not expect the adoption of ASU 2014-09 to have a material impact on future financial statements and related disclosures.
In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after January 1, 2018, including interim periods. Early application is permitted. The Company does not expect the adoption of ASU 2016-01 to have a material impact on future financial statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after January 1, 2019, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on future financial statements and disclosures. Specifically, the Company is still evaluating its existing leases to determine the appropriate classification under the new standard and whether it will adopt the practical expedients allowed under ASU 2016-02.
In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods. Although early adoption is permitted, the Company will not early adopt ASU 2016-09. The Company does not expect the adoption of ASU 2016-09 to have a material impact on future financial statements and disclosures.
In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 modifies U.S. GAAP related to the recognition of credit losses by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

information to inform credit loss estimates. ASU 2016-13 would apply to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Company's invested assets are measured at fair value through net income, and therefore those invested assets would not be impacted by the adoption of ASU 2016-13. The Company has other financial assets, such as reinsurance recoverables, that could be impacted by the adoption of ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on future financial statements and disclosures. Specifically, the Company is developing a credit impairment methodology for its reinsurance recoverables based on the guidance in ASU 2016-13.
In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for annual periods beginning after January 1, 2018, including interim periods. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on future financial statements and disclosures.
In October 2016, the FASB issued Accounting Standards Update 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur; this is a change from the current U.S. GAAP guidance which prohibits the recognition of current and deferred income taxes until the underlying assets have been sold to outside entities. ASU 2016-16 is effective for annual periods beginning after January 1, 2018, including interim periods. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-16 will have on future financial statements and disclosures.
In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ” (“ASU 2016-18”). ASU 2016-18 changes existing U.S. GAAP by requiring the following, among others: (1) amounts generally described as restricted cash or restricted cash equivalents are to be included with the totals for cash and cash equivalents when reconciling the period change in cash and cash equivalents on the consolidated statements of cash flow, (2) in addition to the exchange rate impact on cash held in foreign currencies, entities must also include, as a component of this quantified amount, the impact on cash equivalents and amounts generally described as restricted cash or restricted cash equivalents as a separate component of the reconciliation referenced in (1) above, (3) when cash, cash equivalents, and amounts generally deemed as restricted cash or restricted cash equivalents are presented in more than one line item within the consolidated balance sheet, such line items must also be presented either on the face of the consolidated statements of cash flow or in the notes to the financial statements, (4) a disclosure of the nature of restrictions on an entity’s cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and (5) any applicable change in accounting principle disclosures in the first interim and annual period in which the update is adopted. ASU 2016-18 is effective for annual periods beginning after January 1, 2018, including interim periods, and is to be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on future financial statements and disclosures.
In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 changes existing U.S. GAAP by requiring the following, among others: (1) the elimination of step 2 of the goodwill impairment test; entities will no longer utilize the implied fair value of their assets and liabilities for purposes of testing goodwill for impairment, (2) the quantitative portion of the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount; an impairment charge is to be recognized for the excess of carrying amount over fair value, but only to the extent of the amount of goodwill allocated to that reporting unit, and (3) foreign currency translation adjustments are not to be allocated to a reporting unit from an entity’s accumulated other comprehensive income; the reporting unit’s carrying amount should include only the currently translated balances of the assets and liabilities assigned to the reporting unit. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company plans to adopt ASU 2017-04 as of January 1, 2017.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

3. ACQUISITIONS

a) Hong Kong and Singapore Branches of Royal & Sun Alliance Insurance plc

On April 1, 2015, the Company completed its acquisitions of certain assets and assumed certain liabilities of the Hong Kong and Singapore operations of RSA to further expand its international insurance operations. The assets acquired and liabilities assumed constituted a business, and as such the Company accounted for the acquisitions of the RSA branches under the acquisition method in accordance with U.S. GAAP. The consideration for the branches was $176.5 million in cash, after receipt of cash for post-closing adjustments. The post-closing adjustments were based on the net asset value of the acquired branches at the date of acquisitions that resulted in the Company receiving $17.4 million in cash. The Company has incurred a cumulative total of $9.2 million in acquisition related expenses, mostly related to advisory, legal and valuation services rendered, which were recorded in “other expense” in the consolidated income statements in 2015 and 2014.

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
c) Acquisition of Latin American Underwriters Holdings, Ltd.
In January 2015, the Company acquired Latin American Underwriters Holdings Ltd. (“LAU”) for cash consideration of $5.1 million. LAU had previously underwritten trade credit insurance and political risk coverages solely for the Company since 2010. As part of the acquisition, the Company recorded goodwill of $2.5 million and customer renewal intangibles of $3.6 million, which have a three-year useful life. The Company also recorded $1.0 million of contingent consideration related to certain earn-out payments. During the third quarter of 2015, it was determined that LAU will not achieve any of the earn-out payments. As a result, the Company reduced the fair value of the contingent consideration to zero with the corresponding gain

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

recorded as a reduction in “general and administrative expenses” in the consolidated income statements. See note 10 for additional information regarding an impairment recorded related to the customer renewal intangible asset.
4.     INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the consolidated income statements by category are as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,426.0	$1,454.5	$1,434.0	$1,437.9
Non-U.S. government and government agencies	469.9	496.5	556.8	579.2
States, municipalities and political subdivisions	354.1	355.8	413.5	396.0
Corporate debt:
Financial institutions	1,032.7	1,033.6	1,275.4	1,277.3
Industrials	1,321.3	1,322.3	1,308.1	1,345.6
Utilities	140.0	140.7	118.9	125.4
Mortgage-backed:
Agency mortgage-backed	614.5	612.5	751.8	745.4
Non-agency residential mortgage-backed	23.9	22.7	34.0	32.4
Commercial mortgage-backed	598.0	636.1	582.8	600.1
Asset-backed	757.3	772.6	726.2	751.1
Total fixed maturity investments, trading	$6,737.7	$6,847.4	$7,201.5	$7,290.6

	December 31, 2016		December 31, 2015
	Fair Value	Cost	Fair Value	Cost
Equity securities	$243.9	$235.0	$403.0	$395.3
Other invested assets	897.8	831.2	840.2	770.9
	$1,141.7	$1,066.2	$1,243.2	$1,166.2

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2016 and 2015 were as follows:

Fund Type	Carrying Value as of December 31, 2016	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$281.0	$281.0	1 - 15 Years	$—			$219.3
Levered credit	204.9	204.9	3 - 9 Years	—			190.8
Real estate	68.9	68.9	6 - 8 Years	—			191.6
Distressed	5.0	5.0	1 Year	—			3.8
Total private equity	559.8	559.8		—			605.5
Distressed	175.3	—		175.3	Quarterly	60 Days	—
Relative value credit	84.8	—		84.8	Quarterly	60 Days	—
Equity long/short	67.9	—		67.9	Quarterly	45 Days	—
Fund of funds	10.0	—		10.0	Quarterly	60 Days	—
Total hedge funds	338.0	—		338.0			—
Total other invested assets at fair value	897.8	559.8		338.0			605.5
Other private securities	62.9	—		62.9			—
Total other invested assets	$960.7	$559.8		$400.9			$605.5

Fund Type	Carrying Value as of December 31, 2015	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$236.4	$236.4	1 - 7 Years	$—			$231.0
Levered credit	205.9	205.9	4 - 8 Years	—			179.0
Distressed	5.1	5.1	2 Years	—			3.8
Real estate	—	—	7 - 9 Years	—			200.0
Total private equity	447.4	447.4		—			613.8
Distressed	215.6	54.6	2 Years	161.0	Monthly	90 Days	—
Relative value credit	105.4	—		105.4	Quarterly	60 Days	—
Equity long/short	58.0	—		58.0	Quarterly	45 Days	—
Total hedge funds	379.0	54.6		324.4			—
High yield loan fund	13.8	—		13.8	Monthly	30 days	—
Total other invested assets at fair value	840.2	502.0		338.2			613.8
Other private securities	126.5	—		126.5			—
Total other invested assets	$966.7	$502.0		$464.7			$613.8

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

During the year ended December 31, 2016, the Company sold a portion of one of its other private securities. As a result of the sale, the Company no longer maintained significant influence over the operations of this other private security and discontinued the use of the equity method of accounting for the remaining equity interest still owned by the Company. The

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Company recorded a realized gain of $21.7 million related to the equity interest sold and recorded an unrealized gain of $8.1 million related to the fair value of the remaining interest still owned by the Company. The Company will account for its remaining interest as a trading security, with any changes in fair value recorded as an unrealized gain or loss in the consolidated income statements.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

c) Net Investment Income

	Year Ended December 31,
	2016	2015	2014
Fixed maturity investments	$191.0	$164.2	$149.5
Equity securities	5.1	13.3	17.6
Other invested assets: hedge funds and private equity	23.4	19.6	12.6
Other invested assets: other private securities	13.7	2.8	13.3
Cash and cash equivalents	2.9	1.7	2.1
Expenses	(18.3)	(19.5)	(18.2)
Net investment income	$217.8	$182.1	$176.9

Net investment income from other invested assets: other private securities included the undistributed net income from investments accounted for using the equity method of accounting. The income reported for other invested assets: other private securities for the year ended December 31, 2015 included an other-than-temporary impairment of $6.3 million recorded in the second quarter of 2015 related to one of the Company's equity method investments. The Company recorded the other-than-temporary impairment as the fair value of this investment was below its carrying value. The income reported for other invested assets: other private securities for the year ended December 31, 2014 included a loss of $9.3 million recorded for an equity method investment due to impairment charges that it recorded. At the time, the Company determined the fair value of this investment and concluded that the fair value exceeded the Company's carrying value and as such no other-than-temporary impairment was recorded.

d) Components of Realized Gains and Losses

	Year Ended December 31,
	2016	2015	2014
Gross realized gains on sale of invested assets	$159.5	$180.3	$195.4
Gross realized losses on sale of invested assets	(121.3)	(106.4)	(48.2)
Net realized and unrealized losses on derivatives	(19.6)	(15.4)	(39.0)
Mark-to-market (losses) gains:
Debt securities, trading	(17.2)	(126.3)	(1.7)
Equity securities, trading	5.8	(41.7)	0.4
Other invested assets, trading	(5.1)	(18.1)	(17.9)
Net realized investment gains (losses)	$2.1	$(127.6)	$89.0

e) Pledged Assets

As of December 31, 2016 and 2015, $2,687.7 million and $2,748.9 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

In addition, as of December 31, 2016 and 2015, a further $587.6 million and $579.3 million, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 11(g) for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

5.  DERIVATIVE INSTRUMENTS

As of December 31, 2016 and 2015, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	December 31, 2016				December 31, 2015
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$103.2	$10.4	$4.1	$0.1	$41.1	$0.1	$244.8	$3.0
Interest rate swaps	—	—	—	—	—	—	328.2	0.5
Insurance contracts	225.0	7.4	—	—	—	—	—	—
Reinsurance contracts	—	—	110.0	4.0	—	—	—	—
Total derivatives	$328.2	$17.8	$114.1	$4.1	$41.1	$0.1	$573.0	$3.5

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized (losses) gains on derivatives not designated as hedges recorded on the consolidated income statements:

	Year Ended December 31,
	2016	2015	2014
Foreign exchange contracts	$(2.2)	$(7.3)	$0.9
Total included in foreign exchange (gain) loss	(2.2)	(7.3)	0.9
Put options	—	—	0.5
Foreign exchange contracts	(11.9)	0.2	3.5
Interest rate swaps	(6.8)	(13.4)	(45.4)
Interest rate futures	(0.9)	(2.2)	2.4
Total included in net realized investment gains (losses)	(19.6)	(15.4)	(39.0)
Insurance contracts	7.4	—	—
Reinsurance contracts	(3.1)	—	—
Total included in other income (other expense)	4.3	—	—
Total realized and unrealized (losses) gains on derivatives	$(17.5)	$(22.7)	$(38.1)

The foreign exchange contracts loss recorded during the year ended December 31, 2016 was due to hedging our investment exposure to the Euro and Japanese Yen. The losses related to interest rate swap contracts for the years ended December 31, 2015 and 2014 were the result of selling interest rate swap contracts to reduce the duration of the investment portfolio. Given the decrease in interest rates during those years, the Company recorded a loss related to these interest rate swap contracts.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

For example, during 2014, the Company purchased a forward contract to economically hedge a portion of its foreign currency exposure related to the consideration to be paid for the Hong Kong and Singapore operations of RSA.

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

The Company also has entered into insurance and reinsurance contracts that are required to be accounted for as derivatives. This will be the case when the insurance or reinsurance contract provides indemnification to the insured or cedent as a result of a change in a variable versus an identifiable insurable event, such as a single-trigger ILW. The Company considers these insurance and reinsurance contracts to be an extension of its overall insurance operations.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

December 31, 2016	Carrying amount	Total fair value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,426.0	$1,426.0	$1,379.6	$46.4	$—
Non-U.S. government and government agencies	469.9	469.9	—	469.9	—
States, municipalities and political subdivisions	354.1	354.1	—	354.1	—
Corporate debt:
Financial institutions	1,032.7	1,032.7	—	1,031.2	1.5
Industrials	1,321.3	1,321.3	—	1,321.3	—
Utilities	140.0	140.0	—	140.0	—
Mortgage-backed:
Agency mortgage-backed	614.5	614.5	—	475.9	138.7
Non-agency residential mortgage-backed	23.9	23.9	—	23.9	—
Commercial mortgage-backed	598.0	598.0	—	598.0	—
Asset-backed	757.3	757.3		697.8	59.5
Total fixed maturity investments	6,737.7	6,737.7	1,379.6	5,158.5	199.7
Equity securities	243.9	243.9	219.2	—	24.7
Other invested assets(1)	897.8	897.8	—	—	—
Total investments	7,879.4	7,879.4	1,598.8	5,158.5	224.4
Derivative assets:
Foreign exchange contracts	10.4	10.4	—	10.4	—
Insurance contracts	7.4	7.4	—	—	7.4
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	0.1	0.1	—	0.1	—
Reinsurance contracts	4.0	4.0	—	—	4.0
Senior notes	794.2	827.1	—	827.1	—
Other long-term debt	$22.0	$26.7	$—	$26.7	$—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

December 31, 2015	Carrying amount	Total fair value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,434.0	$1,434.0	$1,396.4	$37.6	$—
Non-U.S. government and government agencies	556.8	556.8	—	556.8	—
States, municipalities and political subdivisions	413.5	413.5	—	413.5	—
Corporate debt
Financial institutions	1,275.4	1,275.4	—	1,275.4	—
Industrials	1,308.1	1,308.1	—	1,308.1	—
Utilities	118.9	118.9	—	118.9	—
Mortgage-backed
Agency mortgage-backed	751.8	751.8	—	650.8	101.1
Non-agency residential mortgage-backed	34.0	34.0	—	29.0	5.0
Commercial mortgage-backed	582.8	582.8	—	582.8	—
Asset-backed	726.2	726.2	—	663.2	63.0
Total fixed maturity investments	7,201.5	7,201.5	1,396.4	5,636.1	169.1
Equity securities	403.0	403.0	403.0	—	—
Other invested assets(1)	840.2	840.2	—	—	—
Total investments	8,444.7	8,444.7	1,799.4	5,636.1	169.1
Derivative assets:
Foreign exchange contracts	0.1	0.1	—	0.1	—
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	3.0	3.0	—	3.0	—
Interest rate swaps	0.5	0.5	—	0.5	—
Senior notes	1,292.9	1,337.9	—	1,337.9	—
Other long-term debt	$23.0	$27.7	$—	$27.7	$—
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

Equity securities: Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Non-U.S. mutual funds where the net asset value (“NAV”) is not provided on a daily basis are included in the Level 3 fair value hierarchy. Also, the Company's remaining equity interest in an equity security that it no longer accounts for under the equity method of accounting is included in the Level 3 fair value hierarchy as the fair value is based on the enterprise value of that security which is not a publicly traded company.

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the NAV of the funds as reported by the fund manager. The Company does not measure its investments that are accounted for using the equity method of accounting at fair value, unless an other-than-temporary impairment is recorded.

Derivative instruments: The fair value of foreign exchange contracts and interest rate futures and swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair value of foreign exchange contracts and interest futures and swaps are included in the Level 2 fair value hierarchy. The fair value of the insurance and reinsurance contracts are based on an internal model that estimates the expected value based on multiple scenarios (i.e., Monte-Carlo simulation) and discounted back to current value. The key unobservable inputs are the discount rate, which was 10%, and the values of the underlying insured risks. Given the inputs to the internal model are unobservable, the fair value of the insurance and reinsurance contracts are included in the Level 3 fair value hierarchy.

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

Goodwill and intangible assets: The Company tests goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, but at least annually for goodwill and indefinite-lived intangibles. When the Company determines that goodwill and indefinite-lived intangible assets may be impaired, the Company uses various techniques, including discounted expected future cash flows and market multiple models, to measure fair value.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Rollforward of Level 3 Financial Instruments

The following is a rollforward of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

		Fair value measurements using significant unobservable inputs (Level 3):
	Corporate Debt - Financial Institutions	Agency MBS	Non-agency RMBS	CMBS	Asset-backed	Equities	Insurance contracts	Reinsurance contracts
Balance at December 31, 2014	$—	$180.1	$—	$1.7	$55.4	$43.3	$—	$—
Realized and unrealized gains (losses) included in net income	—	(1.0)	(0.1)	0.1	(6.1)	3.5	—	—
Purchases	—	17.7	5.2	1.8	18.4	—	—	—
Sales	—	(95.7)	(0.1)	(3.6)	(23.1)	(46.8)	—	—
Transfers into Level 3 from Level 2	—	—	—	—	37.3	—	—	—
Transfers out of Level 3 into Level 2(1)	—	—	—	—	(18.9)	—	—	—
Balance at December 31, 2015	$—	$101.1	$5.0	$—	$63.0	$—	$—	$—
Realized and unrealized gains (losses) included in net income	—	(6.4)	—	—	3.1	8.1	7.4	(4.0)
Purchases	1.5	212.6	—	—	31.2	16.6	—	—
Sales	—	(175.3)	—	—	(27.2)	—	—	—
Transfers into Level 3 from Level 2	—	6.7	—	—	8.0	—	—	—
Transfers out of Level 3 into Level 2(1)	—	—	(5.0)	—	(18.6)	—	—	—
Balance at December 31, 2016	$1.5	$138.7	$—	$—	$59.5	$24.7	$7.4	$(4.0)
Realized and unrealized losses (gains) included in net income for investments still held as of December 31, 2016	$—	$(6.4)	$—	$—	$1.9	$8.1	$7.4	$(4.0)
Realized and unrealized gains (losses) included in net income for investments still held as of December 31, 2015	$—	$(1.5)	$(0.1)	$—	$(0.3)	$—	$—	$—
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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

All of the Company’s fixed maturity investment securities classified as Level 3 are valued based on unadjusted broker-dealer quotes. This includes less liquid securities such as lower quality asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The primary valuation inputs include monthly payment information, the probability of default, loss severity rates and estimated prepayment rates. Significant changes in these inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default and prepayment rates.

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

7.  RESERVE FOR LOSSES AND LOSS EXPENSES

a)Basis for estimating the reserves for losses and loss expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves (“OSLR,” also known as case reserves) and reserves for losses incurred but not reported (“IBNR”). OSLR relate to known claims and represent management’s best estimate of the likely loss settlement. IBNR reserves relate primarily to unreported events that, based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to have occurred and are reasonably likely to result in a loss to the Company. IBNR reserves also relate to estimated development of reported events that based on industry information, management’s experience and actuarial evaluation, can reasonably be expected to reach the Company’s attachment point and are reasonably likely to result in a loss. The Company also includes in IBNR reserves changes in the values of claims that have been reported but are not yet settled. Each claim is settled individually based upon its merits and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. The Company implicitly factors into IBNR reserves inflation by assuming an inflation rate consistent with historical trends. The IBNR reserves are calculated as the ultimate amount of losses and loss expenses less cumulative paid losses and loss expenses and OSLR. The Company’s actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.

The Company believes that its current estimates of liabilities appropriately reflect its current knowledge of the business and the prevailing market, social, legal and economic conditions while giving due consideration to historical trends and volatility evidenced in the liabilities over the longer term. Although management believes that OSLR and the IBNR reserves are sufficient to cover losses assumed by the Company, there can be no assurance that losses will not deviate from the Company’s reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. The Company recognizes any changes in its loss reserve estimates, including prior year loss reserve development, and the related reinsurance recoverables in the periods in which they are determined and are recorded in “net losses and loss expenses” in the consolidated income statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The reserve for losses and loss expenses consists of the following:

	December 31,
	2016	2015
Outstanding loss reserves	$1,807.5	$1,678.5
Reserves for losses incurred but not reported	4,831.7	4,777.7
Reserve for losses and loss expenses	$6,639.2	$6,456.2

b) Reserve for losses and loss expenses rollforward

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2016	2015	2014
Gross liability at beginning of year	$6,456.2	$5,881.2	$5,766.5
Reinsurance recoverable at beginning of year	(1,480.0)	(1,340.3)	(1,234.5)
Net liability at beginning of year	4,976.2	4,540.9	4,532.0
Acquisition of net reserves for losses and loss expenses	—	259.3	—
Net losses incurred related to:
Current year	1,600.1	1,667.9	1,411.8
Prior years	(98.3)	(81.6)	(212.6)
Total incurred	1,501.8	1,586.3	1,199.2
Net paid losses related to:
Current year	208.4	186.0	171.8
Prior years	1,238.6	1,201.6	1,001.5
Total paid	1,447.0	1,387.6	1,173.3
Foreign exchange revaluation and other	(16.8)	(22.7)	(17.0)
Net liability at end of year	5,014.2	4,976.2	4,540.9
Reinsurance recoverable at end of year	1,625.0	1,480.0	1,340.3
Gross liability at end of year	$6,639.2	$6,456.2	$5,881.2

The net reserve for losses and loss expenses acquired of $259.3 million represents the net reserves acquired from the Hong Kong and Singapore branches of RSA of $255.2 million and the net reserves from the Labuan branch of RSA of $4.1 million.

For the year ended December 31, 2016, the Company recorded net favorable prior year reserve development in each of its operating segments, primarily due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment was primarily related to the professional liability line of business. The net favorable reserve development in the Global Markets Insurance segment was primarily related to the casualty and property lines of business, partially offset by unfavorable reserve development in the professional liability and other specialty lines of business. The net favorable prior year reserve development in the Reinsurance segment was primarily related to our property reinsurance and specialty reinsurance lines of business, partially offset by net unfavorable prior year reserve development in our casualty reinsurance line of business.

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

For the year ended December 31, 2014, the Company recognized net favorable reserve development in each of its operating segments due to actual loss emergence being lower than initially expected. The net favorable prior year reserve development in the North American Insurance segment primarily related to the 2006, 2007, 2009 and 2010 loss years, partially offset by unfavorable reserve development from the 2011 to 2013 loss years. The net favorable prior year reserve development in the Global Markets Insurance segment was primarily due to favorable reserve development for the 2008 to 2010 loss years. The net favorable reserve development in the Reinsurance segment was primarily due to benign global property catastrophe activity for the 2013 loss year.

The Company has not accrued any additional premiums or return premiums as a result of the net prior year reserve development during the years ended December 31, 2016, 2015 and 2014.

Although the Company has experienced favorable development in its insurance and reinsurance lines, there is no assurance that conditions and trends that have affected the development of liabilities in the past will continue. It is not appropriate to extrapolate future redundancies based on prior years’ development. The methodology of estimating loss reserves is periodically reviewed to ensure that the key assumptions used in the actuarial models continue to be appropriate.

c)	Incurred and Paid Loss Development Triangles

The following information presents the incurred and paid claims information as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and total IBNR reserves by accident year. The information about incurred and paid claims development presented for the years ended December 31, 2010 to December 31, 2015 is presented as supplementary information.

The incurred and paid loss development triangles are presented based on the following:

•
Disaggregated based on lines of business within each operating segment. There are a total of 17 incurred and paid loss development triangles presented. Of the 17 incurred and paid loss development triangles presented, six relate to the North American Insurance segment, eight relate to the Global Markets Insurance segment and three relate to the Reinsurance segment. The 17 incurred and paid loss development triangles were selected to create categories that were relatively homogeneous yet were not so small as to have insufficient actuarial credibility, and are consistent with how the Company discloses gross premiums written and net premiums earned by line of business, as well as disaggregated to reflect the reserves acquired from the Hong Kong, Singapore and Labuan branches of RSA in 2015 on a prospective basis. The Company has lines of business that are 100% ceded that are not presented in the incurred and paid loss development triangles.

•	All incurred and paid loss development triangles are presented net of reinsurance.

•
All incurred and paid loss development triangles exclude unallocated loss adjustment expenses, allowance for uncollectible reinsurance recoverables, currency translation adjustments and fair value adjustments related to acquired reserves as those balances are not estimated for each accident year.

•
The incurred and paid loss development triangles include seven years of historical information. The Company has determined that it is impractical to provide incurred and paid loss development information at this disaggregated basis prior to accident year 2010 as all the necessary data prior to 2010 was not maintained at this disaggregated level.

•
Reserves for losses and loss expenses and paid losses that are not recorded in the United States dollar functional currency are revalued at the United States dollar conversion rate at the end of the period.

•
Acquisitions will be presented in the incurred and paid loss development triangles based on how the acquired reserves impact the nature, amount, timing and uncertainty of the cash flows related the settlement of the reserve for losses and loss expenses. As it relates to the reserves for losses and loss expenses acquired from RSA, those reserves are presented from the date in which they were acquired (April 1, 2015) as separate incurred and paid loss development triangles until such time when it is appropriate to combine with the equivalent Global Markets Insurance incurred and paid loss development triangles. The Company has made changes to how reserves are settled and estimated, and therefore the incurred and paid development information prior to the acquisition will no longer provide relevant information regarding the nature, amount, timing and uncertainty of how these reserves will settle in the future. Also, the Company does not have sufficient information at this disaggregated level to present the Global Markets Insurance incurred and

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

paid loss development triangles on a retrospective basis, including the incurred and paid information from the acquired RSA reserves.

•
The ‘Total IBNR’ by accident year disclosed with the incurred and paid loss development triangles includes (1) IBNR reserves for unreported events and (2) changes in the values of claims that have been reported but are not yet settled.

•
Cumulative reported claims included in the tables below, which are reflected as the actual claim counts shown, consist of any reported indemnity claim by claimant (i.e., insured) as of December 31, 2016 with a reserve balance greater than one United States dollar (or equivalent foreign currency). By including only indemnity claims with reserves greater than one United States dollar (or equivalent foreign currency), the tables do not include any notifications of claims which may or may not result in an indemnity claim. The cumulative claim count information for the acquired RSA operations are higher, on a relative basis, than the other lines of business cumulative claim count information as the acquired RSA operations have a higher percentage of retail business. This will result in reporting, on average, higher frequency of reported claims with lower severity per claim. The Company has determined that it is impractical to provide cumulative reported claim information for the lines of business in the Reinsurance segment as this information is not provided to the Company from the cedents. The Company also does not believe cumulated reported claim counts for its Reinsurance segment provides any meaningful information related to the nature, amount, timing and uncertainty of the cash flows related to the settled of the reserve for losses and loss expenses.

North American Insurance Segment

Casualty
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$133.8	$156.8	$158.4	$151.5	$149.3	$143.5	$127.3	$23.6	277
2011		120.7	140.7	145.1	143.0	136.7	144.2	36.8	347
2012			144.4	147.9	150.7	166.3	188.5	42.7	388
2013				184.0	192.4	208.9	237.4	90.3	638
2014					220.2	222.4	232.4	94.7	763
2015						288.0	279.1	214.8	820
2016							268.4	244.3	614
							$1,477.3

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$0.6	$28.4	$65.9	$72.8	$83.0	$87.4	$96.8
2011		2.1	11.2	32.8	53.0	79.0	91.8
2012			6.5	25.9	53.2	85.4	114.0
2013				9.7	38.6	70.2	103.6
2014					8.5	58.3	103.9
2015						11.0	34.2
2016							10.0
							$554.4
All outstanding liabilities before 2010, net of reinsurance							$157.0
Liability for losses and loss expenses, net of reinsurance							$1,079.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Professional liability
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$189.4	$196.5	$190.5	$178.0	$169.3	$154.8	$152.3	$23.1	334
2011		182.5	206.4	228.7	235.4	214.4	210.7	24.4	474
2012			193.5	266.2	274.0	271.1	265.6	46.9	530
2013				220.9	226.8	225.8	240.4	77.3	534
2014					213.0	233.7	235.7	79.2	378
2015						254.2	258.9	165.7	269
2016							256.0	234.1	127
							$1,619.5

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$7.9	$36.5	$57.0	$78.1	$91.3	$97.5	$118.2
2011		13.6	56.1	102.6	124.7	152.7	179.5
2012			15.8	62.5	98.0	146.5	181.1
2013				9.6	50.0	95.8	142.8
2014					11.7	69.8	125.6
2015						9.0	61.0
2016							9.5
							$817.6
All outstanding liabilities before 2010, net of reinsurance							$89.7
Liability for losses and loss expenses, net of reinsurance							$891.6

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Property
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$66.9	$54.0	$49.6	$47.7	$48.6	$48.8	$48.8	$0.7	330
2011		124.3	121.8	115.0	111.4	110.2	107.9	(0.1)	448
2012			157.7	146.9	140.5	136.9	136.3	0.3	599
2013				81.6	75.3	69.8	68.9	0.1	923
2014					97.0	96.0	88.9	0.3	1,344
2015						110.7	114.4	3.3	1,448
2016							101.3	11.8	1,502
							$666.4

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$16.4	$34.2	$40.9	$45.7	$47.4	$47.9	$48.1
2011		24.6	69.8	98.6	106.2	107.4	108.1
2012			20.5	98.0	127.8	134.7	135.0
2013				25.4	56.3	64.6	67.8
2014					32.3	73.1	83.8
2015						51.6	98.5
2016							46.7
							$587.9
All outstanding liabilities before 2010, net of reinsurance							$0.5
Liability for losses and loss expenses, net of reinsurance							$79.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Programs
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$70.7	$72.5	$86.4	$80.8	$78.8	$75.5	$75.0	$2.6	479
2011		54.0	61.9	62.6	58.1	52.5	53.5	4.4	446
2012			56.7	60.5	62.4	59.6	58.9	5.7	496
2013				64.9	62.0	59.7	56.2	14.5	871
2014					74.9	73.9	70.0	28.8	1,201
2015						86.8	86.2	43.5	1,266
2016							113.6	72.3	1,281
							$513.4

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$2.9	$17.9	$42.4	$52.3	$59.9	$63.4	$66.3
2011		3.8	15.2	26.7	34.7	41.3	45.3
2012			3.8	17.6	29.6	38.3	44.5
2013				5.7	15.8	24.4	33.0
2014					6.4	16.9	27.5
2015						9.3	26.3
2016							14.1
							$257.0
All outstanding liabilities before 2010, net of reinsurance							$9.4
Liability for losses and loss expenses, net of reinsurance							$265.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Healthcare
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$78.5	$76.4	$79.3	$79.8	$64.2	$63.4	$62.8	$6.8	156
2011		85.9	87.1	94.5	108.1	113.6	113.3	4.5	248
2012			87.9	91.4	99.4	113.7	113.7	8.5	260
2013				85.4	111.2	123.9	123.9	18.8	227
2014					84.4	92.5	92.5	46.4	150
2015						76.8	76.8	58.0	85
2016							51.1	47.6	17
							$634.1

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$1.2	$6.4	$17.1	$28.9	$39.8	$48.5	$51.9
2011		0.5	10.9	42.5	69.6	84.0	99.9
2012			1.3	15.1	34.3	54.8	77.5
2013				2.6	12.6	56.9	84.6
2014					1.0	9.0	26.5
2015						0.6	8.5
2016							0.9
							$349.7
All outstanding liabilities before 2010, net of reinsurance							$16.8
Liability for losses and loss expenses, net of reinsurance							$301.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Other specialty
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$0.9	$0.9	$0.9	$0.6	$0.5	$0.3	$0.4	$—	9
2011		16.5	18.9	18.3	18.7	18.7	18.7	0.7	16
2012			21.2	21.2	22.5	21.3	21.2	2.3	19
2013				16.6	16.6	16.6	16.6	10.6	73
2014					30.6	33.6	34.3	12.1	331
2015						47.4	48.2	30.6	352
2016							70.1	62.4	520
							$209.6

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$0.1	$0.1	$0.1	$0.4
2011		4.0	11.2	14.5	15.1	15.9	16.7
2012			0.5	10.2	14.7	17.5	17.9
2013				0.8	2.3	3.2	4.4
2014					5.2	13.0	18.6
2015						4.1	13.4
2016							4.2
							$75.6
All outstanding liabilities before 2010, net of reinsurance							$—
Liability for losses and loss expenses, net of reinsurance							$134.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Global Markets Insurance Segment:

Casualty - Excluding RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$14.2	$14.2	$14.2	$13.9	$10.3	$5.8	$4.2	$4.1	1
2011		9.8	9.6	15.4	16.5	15.8	15.5	5.4	10
2012			11.0	11.6	11.3	10.5	7.6	5.8	16
2013				9.3	9.3	8.1	7.3	6.5	25
2014					9.0	11.8	11.9	6.0	66
2015						16.6	19.5	6.5	111
2016							15.9	11.4	233
							$81.9

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$0.1	$0.1	$0.1	$0.1
2011		—	0.2	0.3	10.1	10.1	10.1
2012			—	0.6	0.9	1.0	1.6
2013				—	0.4	0.4	0.4
2014					0.4	0.7	1.1
2015						1.1	4.0
2016							0.4
							$17.7
All outstanding liabilities before 2010, net of reinsurance							$24.1
Liability for losses and loss expenses, net of reinsurance							$88.3

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Casualty - RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$—	$—	$—	$—	$—	$3.2	$2.7	$0.5	130
2011		—	—	—	—	7.2	6.2	0.1	337
2012			—	—	—	19.3	17.9	0.4	496
2013				—	—	53.6	43.2	3.1	1,302
2014					—	99.2	68.7	5.4	3,618
2015						98.3	78.0	15.4	9,095
2016							60.9	22.0	8,506
							$277.6

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$—	$—	$1.0	$1.5
2011		—	—	—	—	2.7	4.7
2012			—	—	—	8.2	14.2
2013				—	—	13.2	28.2
2014					—	16.6	37.1
2015						12.0	31.1
2016							13.4
							$130.1
All outstanding liabilities before 2010, net of reinsurance							$1.1
Liability for losses and loss expenses, net of reinsurance							$148.6

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Professional liability - Excluding RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$32.6	$32.6	$32.5	$30.3	$20.0	$13.8	$14.7	$5.7	15
2011		32.4	29.8	27.8	24.3	20.7	19.2	7.3	21
2012			32.4	30.7	37.9	39.2	37.3	10.7	34
2013				33.9	33.4	30.4	28.5	20.0	92
2014					39.6	39.2	40.5	29.4	125
2015						57.3	60.3	48.9	147
2016							53.5	48.9	150
							$254.0

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$0.1	$0.5	$2.6	$3.1	$8.6
2011		0.1	0.5	6.7	8.4	8.6	8.6
2012			0.2	1.6	10.5	13.6	21.3
2013				0.1	0.9	2.4	3.5
2014					0.5	2.6	4.8
2015						1.3	5.4
2016							1.9
							$54.3
All outstanding liabilities before 2010, net of reinsurance							$46.5
Liability for losses and loss expenses, net of reinsurance							$246.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Professional liability - RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$—	$—	$—	$—	$—	$0.8	$0.9	$0.1	11
2011		—	—	—	—	1.5	1.0	—	12
2012			—	—	—	0.4	0.2	—	9
2013				—	—	0.8	1.9	0.2	25
2014					—	2.1	1.5	0.3	48
2015						3.2	2.6	1.8	74
2016							1.0	1.0	32
							$9.1

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$—	$—	$0.6	$0.7
2011		—	—	—	—	—	0.5
2012			—	—	—	0.1	0.1
2013				—	—	0.2	0.4
2014					—	0.2	0.3
2015						—	0.1
2016							0.1
							$2.3
All outstanding liabilities before 2010, net of reinsurance							$—
Liability for losses and loss expenses, net of reinsurance							$6.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Property - Excluding RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$87.9	$102.3	$97.5	$96.6	$95.7	$96.5	$93.6	$0.1	249
2011		66.2	64.2	58.5	54.6	54.5	54.9	0.2	214
2012			25.2	21.9	18.6	17.3	18.2	0.8	161
2013				26.0	18.6	14.4	14.4	0.2	108
2014					29.0	23.3	21.1	0.6	164
2015						22.8	25.1	1.8	223
2016							29.3	12.3	282
							$256.6

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$47.8	$75.0	$84.1	$90.5	$92.1	$92.5	$92.9
2011		10.6	28.4	43.3	52.2	52.8	53.6
2012			3.5	9.3	11.5	15.1	17.3
2013				4.0	9.0	12.5	12.9
2014					6.7	12.3	15.9
2015						3.7	15.4
2016							3.0
							$211.1
All outstanding liabilities before 2010, net of reinsurance							$2.3
Liability for losses and loss expenses, net of reinsurance							$47.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Property - RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$—	$—	$—	$—	$—	$—	$0.1	$—	54
2011		—	—	—	—	0.9	0.5	—	122
2012			—	—	—	1.7	1.4	—	353
2013				—	—	4.2	4.5	—	758
2014					—	14.0	14.3	0.5	1,332
2015						22.1	12.0	0.6	1,988
2016							20.6	7.4	1,190
							$53.3

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$—	$—	$0.1	$—
2011		—	—	—	—	0.2	0.6
2012			—	—	—	0.5	1.3
2013				—	—	1.6	3.1
2014					—	6.4	9.7
2015						2.8	8.1
2016							1.9
							$24.8
All outstanding liabilities before 2010, net of reinsurance							$(3.5)
Liability for losses and loss expenses, net of reinsurance							$25.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Other specialty - Excluding RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$0.1	$0.1	$0.1	$0.1	$—	$—	$—	$—	—
2011		1.0	1.0	1.0	—	—	—	—	3
2012			4.3	4.3	1.7	1.6	1.7	—	5
2013				7.2	16.0	20.2	19.7	1.1	110
2014					31.9	41.4	52.1	3.2	750
2015						44.0	46.4	8.6	1,086
2016							55.1	19.1	1,049
							$174.9

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$—	$—	$—	$—
2011		—	—	—	—	—	—
2012			—	0.1	1.4	1.6	1.6
2013				0.2	4.8	16.6	18.4
2014					8.9	27.0	32.9
2015						12.7	29.3
2016							24.7
							$107.0
All outstanding liabilities before 2010, net of reinsurance							$—
Liability for losses and loss expenses, net of reinsurance							$67.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Other specialty - RSA acquired reserves
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$—	$—	$—	$—	$—	$1.1	$1.1	$—	115
2011		—	—	—	—	1.3	2.6	—	239
2012			—	—	—	2.4	2.6	(0.1)	411
2013				—	—	7.0	7.0	0.2	857
2014					—	20.6	21.8	(0.9)	2,808
2015						39.0	41.5	0.9	14,366
2016							31.3	7.9	15,908
							$107.8

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$—	$—	$—	$—	$—	$0.1	$0.3
2011		—	—	—	—	0.3	0.8
2012			—	—	—	0.4	1.4
2013				—	—	2.1	3.2
2014					—	5.5	10.0
2015						7.2	19.1
2016							6.7
							$41.5
All outstanding liabilities before 2010, net of reinsurance							$0.4
Liability for losses and loss expenses, net of reinsurance							$66.7

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Reinsurance Segment:

Property
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$80.3	$78.7	$73.0	$68.6	$68.0	$67.9	$67.0	$0.6	n/a
2011		219.8	223.9	207.2	199.4	197.8	199.2	1.2	n/a
2012			190.9	143.0	131.2	126.9	124.5	3.1	n/a
2013				176.3	143.7	133.6	123.1	2.9	n/a
2014					196.5	165.0	152.8	5.2	n/a
2015						202.1	174.4	26.3	n/a
2016							180.4	74.4	n/a
							$1,021.3

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$11.1	$38.2	$50.2	$57.6	$63.2	$64.8	$65.2
2011		53.4	116.6	162.9	182.1	190.5	193.9
2012			38.5	87.8	105.8	111.7	114.6
2013				29.7	84.8	110.6	115.7
2014					57.5	112.8	131.0
2015						53.9	104.2
2016							52.8
							$777.5
All outstanding liabilities before 2010, net of reinsurance							$1.9
Liability for losses and loss expenses, net of reinsurance							$245.7

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Casualty
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$200.0	$222.1	$225.9	$223.2	$213.2	$197.9	$196.0	$48.4	n/a
2011		165.2	184.6	189.4	192.7	185.6	180.5	51.8	n/a
2012			190.5	214.7	216.9	223.8	231.2	68.9	n/a
2013				177.4	192.5	198.6	214.9	92.8	n/a
2014					167.2	179.5	182.0	120.0	n/a
2015						159.2	157.5	123.6	n/a
2016							130.2	120.5	n/a
							$1,292.3

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$2.6	$32.2	$58.6	$76.3	$97.9	$114.5	$126.8
2011		8.4	26.9	49.0	71.3	93.2	105.0
2012			12.6	39.2	57.3	92.5	127.5
2013				7.8	22.4	60.2	81.4
2014					1.7	12.5	31.0
2015						1.5	14.5
2016							1.8
							$487.9
All outstanding liabilities before 2010, net of reinsurance							$225.9
Liability for losses and loss expenses, net of reinsurance							$1,030.3

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Specialty
Incurred Claims and Loss Adjustment Expenses, Net of Reinsurance
								As of December 31, 2016
Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016	Total IBNR	Cumulative Reported Claims
2010	$11.3	$7.7	$9.0	$8.8	$8.6	$8.3	$8.1	$0.4	n/a
2011		30.0	26.9	21.9	22.7	22.1	21.4	1.5	n/a
2012			123.1	132.0	138.3	137.2	136.5	4.5	n/a
2013				111.6	106.7	100.3	102.0	4.2	n/a
2014					121.0	124.8	118.4	6.2	n/a
2015						130.0	128.0	23.9	n/a
2016							118.4	101.6	n/a
							$632.8

Cumulative Paid Claims and Loss Adjustment Expenses, Net of Reinsurance

Accident Year	Unaudited 2010	Unaudited 2011	Unaudited 2012	Unaudited 2013	Unaudited 2014	Unaudited 2015	2016
2010	$2.1	$4.1	$6.1	$6.5	$7.0	$7.1	$7.3
2011		3.2	12.7	16.3	17.5	18.4	19.0
2012			24.5	108.0	121.8	125.5	127.9
2013				3.3	75.7	92.0	93.3
2014					14.8	102.8	107.7
2015						7.2	95.3
2016							9.8
							$460.4
All outstanding liabilities before 2010, net of reinsurance							$3.3
Liability for losses and loss expenses, net of reinsurance							$175.7

d)	Reconciliation of incurred and paid loss development triangles to the reserve for losses and loss expenses

The following table reconciles the net reserve for losses and loss expenses derived from the incurred and paid loss development triangles to the reserve for losses and loss expenses in the consolidated balance sheet as of December 31, 2016

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

		December 31, 2016
Net reserve for losses and loss expenses per the loss development triangles:
North American Insurance:	Casualty	$1,079.9
	Professional liability	891.6
	Property	79.0
	Programs	265.8
	Healthcare	301.2
	Other specialty	134.0
Global Markets Insurance:	Casualty	88.3
	Casualty - RSA acquired reserves	148.6
	Professional liability	246.2
	Professional liability - RSA acquired reserves	6.8
	Property	47.8
	Property - RSA acquired reserves	25.0
	Other specialty	67.9
	Other specialty - RSA acquired reserves	66.7
Reinsurance:	Property	245.7
	Casualty	1,030.3
	Specialty	175.7
Total net reserves for losses and loss expenses per the loss development triangles:		$4,900.4
Reinsurance recoverable for each loss development triangle:
North American Insurance:	Casualty	$605.9
	Professional liability	352.7
	Property	74.5
	Programs	83.8
	Healthcare	135.6
	Other Specialty	55.6
Global Markets Insurance:	Casualty	62.9
	Casualty - RSA acquired reserves	5.0
	Professional liability	111.9
	Professional liability - RSA acquired reserves	1.0
	Property	4.0
	Property - RSA acquired reserves	15.3
	Other specialty	30.7
	Other specialty - RSA acquired reserves	31.5
Reinsurance:	Property	3.8
	Casualty	—
	Specialty	—
Total reinsurance recoverables per the loss development triangles:		$1,574.0
Total gross reserves for losses and loss expenses per the loss development triangles:		$6,474.4
Other balances not included in the loss development triangles:
	Unallocated loss adjustment expenses	118.6
	Other reserves not included in the loss development triangles	43.6
	Fair value adjustment	6.0
	Currency translation adjustment	(3.0)
	Other	(0.4)
		164.8
Total gross reserves for losses and loss expenses		$6,639.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

e)	Methods for estimating the reserve for losses and loss expenses, including IBNR reserves, and changes in methodologies

In general, the methods, and related assumptions, used for estimating the reserve for losses and loss expenses, including IBNR, are predicated on whether the line of business falls into one of the following two categories: short-tail line or long-tail line. In certain lines of business, claims are generally reported and paid within a relatively short period of time (“short-tail lines”) during and following the policy coverage period. This generally enables the Company to determine with greater certainty the estimate of ultimate losses and loss expenses. The estimate of reserves for short-tail lines of business relies primarily on traditional loss reserving methodologies, utilizing selected paid and reported loss development factors, which are further explained below. Short-tail lines of business in the North American Insurance segment include general property, energy and inland marine, all of which are included in the ‘property incurred and paid loss development triangle’. Short-tail lines of business in the Global Markets Insurance segment include general property which is included in the ‘property incurred and paid loss development triangle’ and aviation, accident and health, and marine, which are included in the ‘other specialty incurred and paid loss development triangle’. Short-tail lines of business in the Reinsurance segment include property reinsurance in the ‘property incurred and paid loss development triangle’, and crop and marine, which are included in the ‘specialty incurred and paid loss development triangle’.

The casualty insurance and casualty reinsurance lines of business include general liability risks, healthcare, programs, professional liability and other specialty risks, such as environmental and construction risks. For most of the Company’s lines of business, claims may be reported or settled several years after the coverage period has terminated (“long-tail lines”), which increases uncertainties of the reserve estimates in such lines. In addition, the attachment points for these long-tail lines can be relatively high, making reserving for these lines of business more difficult than short-tail lines due to having to estimate whether the severity of the estimated losses will exceed the attachment point. The Company establishes a case reserve when sufficient information is gathered to make a reasonable estimate of the liability, which often requires a significant amount of information and time. Due to the lengthy reporting pattern of these casualty lines, reliance is placed on industry benchmarks supplemented by the Company’s own experience. For expected loss ratio selections, the Company considers its existing experience supplemented with analysis of loss trends, rate changes and experience of peer companies. Long-tail lines of business in the North American Insurance segment are included in the ‘casualty incurred and paid loss development triangle’, ‘professional liability incurred and paid loss development triangle, ‘programs incurred and paid loss development triangle’, ‘healthcare incurred and paid loss development triangle, and ‘other specialty incurred and paid loss development triangle’. Long-tail lines of business in the Global Markets Insurance segment include general casualty in the ‘casualty incurred and paid loss development triangle’, professional liability risks in the ‘professional liability incurred and paid loss development triangle’. Long-tail lines of business in the Reinsurance segment include casualty reinsurance in the ‘casualty incurred and paid loss development triangle’.

In the Reinsurance segment, reinsurance contracts are reviewed individually, based upon individual characteristics and loss experience emergence. Loss reserves on assumed reinsurance often have unique features that make them more difficult to estimate than direct insurance. The Company establishes loss reserves upon receipt of advice from a cedent that a reserve is merited. The Company’s claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedent is potentially inadequate. The following are the most significant features that make estimating loss reserves on assumed reinsurance difficult:

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

Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. The time lag is caused by the claim first being reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be up to

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

six months or longer in certain cases. There is also a time lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years while a claim is being litigated. The Company uses reporting factors based on data from the Reinsurance Association of America to adjust for time lags. The Company also uses historical treaty-specific reporting factors when applicable. Loss and premium information are entered into the reinsurance system by the Company’s claims and accounting departments on a timely basis.

The expected loss ratios that is assigned to each treaty are based upon analysis and modeling performed by a team of pricing actuaries. The historical data reviewed by the team of pricing actuaries is considered in setting the reserves for each cedent. The historical data in the submissions is matched against the carried reserves for the historical treaty years.

Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what the Company expects the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on an assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to the Company’s claims department for the casualty insurance and casualty reinsurance lines of business increase the uncertainties of our reserve estimates in such lines.

The Company utilizes a variety of standard actuarial methods in its analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business. For lines of business with long reporting periods such as casualty reinsurance, the Company may rely more on an expected loss ratio method (as described below) until losses begin to develop. For lines of business with short reporting periods such as property insurance, the Company may rely more on a paid loss development method (as described below) as losses are reported relatively quickly. The actuarial methods utilized by the Company include:

Paid Loss Development Method.   Ultimate losses are estimated by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a consistent rate. The paid loss development method provides an objective test of reported loss projections because paid losses contain no reserve estimates. In some circumstances, paid losses for recent periods may be too varied for accurate predictions. For many coverages, especially casualty coverages, claim payments are made slowly and it may take years for claims to be fully reported and settled. These payments may be unreliable for determining future loss projections because of shifts in settlement patterns or because of large settlements in the early stages of development. Choosing an appropriate “tail factor” to determine the amount of payments from the latest development period to the ultimate development period may also require considerable judgment, especially for coverages that have long payment patterns. When necessary, the Company has had to supplement paid loss development patterns with appropriate benchmarks.

Reported Loss Development Method.   Ultimate losses are estimated by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than the paid loss development method. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and have case loss reserve estimates established. This method assumes that reserves have been established using consistent practices over the historical period that is reviewed. Changes in claims handling procedures, large claims or significant numbers of claims of an unusual nature may cause results to be too varied for accurate forecasting. Also, choosing an appropriate “tail factor” to determine the change in reported loss from the latest development period to the ultimate development period may require considerable judgment. When necessary, the Company has had to supplement reported loss development patterns with appropriate benchmarks.

Expected Loss Ratio Method.   To estimate ultimate losses under the expected loss ratio method, earned premium is multiplied by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical company data and professional judgment. This method is particularly useful for new lines of business where there are no historical losses or where past loss experience is not credible.

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

During 2016, 2015 and 2014, the Company adjusted its reliance on actuarial methods utilized for certain casualty lines of business and accident or treaty years within each of the operating segments shifting from the expected loss ratio method to the Bornhuetter-Ferguson reported loss method to varying degrees depending on the class of business, for example excess casualty versus primary casualty, and how old the accident or treaty year is. Placing greater reliance on more responsive actuarial methods for certain casualty lines of business and accident or treaty years within each of the Company’s operating segments is a natural progression that allows further refinement to the estimate of the reserve for losses and loss expenses. The Company believes utilizing only the Bornhuetter-Ferguson reported loss method for certain older accident and treaty years will more accurately reflect the reported loss activity thus far in our ultimate loss ratio selections, and will better reflect how the ultimate losses will develop over time. The Company will continue to utilize the expected loss ratio method for the most recent accident and treaty years until we have sufficient experience to utilize other acceptable actuarial methodologies. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a decrease in losses and loss expenses of $20.1 million, $92.6 million and $159.7 million, respectively, as a result of shifting from the expected loss ratio method to the Bornhuetter-Ferguson method for older accident and treaty years.

We will continue to evaluate and monitor the development of these losses and the impact it has on our current and future assumptions. We believe recognition of the reserve changes in the period they were recorded was appropriate since a pattern of reported losses had not emerged and the loss years were previously too immature to deviate from the expected loss ratio method in prior periods.

f)	Average historical claims duration

The following is supplementary information about average historical claims duration for lines of business within each operating segment as of December 31, 2016, except for the average historical claims duration related to the reserve for losses and loss expenses acquired from RSA. It is impractical to provide the average historical claims duration information for the RSA acquisition, as the Company does not have sufficient information at this disaggregated level. Providing the average historical claims duration for the acquired RSA reserves for losses and loss expenses since acquisition does not provide meaningful information regarding the trends and uncertainties of this business as there is not sufficient historical information, and as such it has not been provided in the table below. The tables below present the average annual payout of incurred claims by age, net of reinsurance. This information provides an estimate of the average length of time it takes for losses to be incurred. As discussed above, short-tail lines will have average historical claim durations that occur over the first several years, whereas long-tail lines will have claim durations that extend over many years. The averages calculated below are simple averages based on the ratio of net paid losses in a given accident year to the most recent incurred losses for that same accident year. As such, the averages noted below may overstate or understate the actual claims duration. For example, smaller lines of business that recently started writing insurance policies could have abnormally high average claim duration percentages compared to more mature lines of business.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Years	1	2	3	4	5	6	7
North American Insurance
Casualty	3%	13%	18%	13%	14%	6%	7%
Professional liability	5%	20%	18%	16%	12%	8%	14%
Property	34%	44%	17%	7%	2%	1%	—%
Programs	9%	20%	21%	15%	11%	6%	4%
Healthcare	1%	9%	23%	21%	17%	14%	5%
Other specialty	8%	23%	13%	9%	3%	3%	66%
Global Markets Insurance - excluding the RSA acquired reserves
Casualty	2%	5%	2%	16%	3%	—%	—%
Professional liability	1%	4%	13%	6%	12%	2%	38%
Property	25%	34%	18%	11%	5%	1%	—%
Other specialty	18%	23%	37%	7%	—%	—%	—%
Reinsurance
Property	28%	37%	18%	7%	5%	2%	1%
Casualty	3%	10%	12%	12%	13%	7%	6%
Specialty	13%	57%	14%	4%	4%	2%	3%

8.     CEDED REINSURANCE

The Company purchases reinsurance from third-party reinsurance companies to reduce its net exposure to losses. Reinsurance provides for recovery of a portion of gross losses and loss expenses from these reinsurers. The Company remains liable to the extent that its reinsurers do not meet their obligations under the related reinsurance contracts. The Company therefore regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The Company believes that as of December 31, 2016, its reinsurers are able to meet, and will meet, all of their obligations under the agreements. The provision for unrecoverable reinsurance was $1.2 million as of December 31, 2016 and 2015. The amount of reinsurance recoverable is as follows:

	2016	2015
OSLR recoverable	$384.1	$254.6
IBNR recoverable	1,240.9	1,225.4
Reinsurance recoverable	$1,625.0	$1,480.0
Reinsurance recoverable on paid losses	$104.4	$96.4

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Direct, assumed and ceded premiums written and earned and losses and loss expenses incurred are as follows:

	Premiums Written	Premiums Earned	Losses and Loss Expenses
Year Ended December 31, 2016
Direct	$2,359.6	$2,316.6	$1,539.2
Assumed	706.2	743.1	379.4
Ceded	(810.0)	(715.6)	(416.8)
	$2,255.8	$2,344.1	$1,501.8
Year Ended December 31, 2015
Direct	$2,291.6	$2,255.3	$1,471.6
Assumed	801.4	863.6	442.8
Ceded	(645.0)	(630.5)	(328.1)
	$2,448.0	$2,488.4	$1,586.3
Year Ended December 31, 2014
Direct	$1,996.8	$1,835.1	$1,031.3
Assumed	938.6	941.2	464.7
Ceded	(613.4)	(593.6)	(296.8)
	$2,322.0	$2,182.7	$1,199.2

Of the premiums ceded during the years ended December 31, 2016, 2015 and 2014, approximately 44.4%, 41.1% and 42.3%, respectively, were ceded to four reinsurers.

The Company actively manages its reinsurance exposures by generally selecting reinsurers having a credit rating of “A-” or higher and monitoring the overall credit quality of its reinsurers to ensure the recoverables will be collected.

	December 31, 2016
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	Prepaid Reinsurance(1)	Percentage of Total
Munich Re	A+	$348.1	21.4%	$87.5	18.0%
Axis Capital	A+	160.4	9.9%	58.5	12.0%
Swiss Re	A+	146.7	9.0%	64.2	13.2%
Markel	A	103.0	6.3%	25.9	5.3%
Arch Re	A+	100.5	6.2%	14.0	2.9%
Top five reinsurers		858.7	52.8%	250.1	51.4%
Other reinsurers’ balances		766.3	47.2%	236.3	48.6%
Total reinsurance recoverable		$1,625.0	100.0%	$486.4	100.0%

	December 31, 2015
	A.M. Best Rating	Reinsurance Recoverable	Percentage of Total	Prepaid Reinsurance(1)	Percentage of Total
Munich Re	A+	$307.9	20.8%	$61.7	15.7%
Axis Capital	A+	150.8	10.2%	32.2	8.2%
Arch Re	A+	115.3	7.8%	16.0	4.1%
Swiss Re	A+	103.9	7.0%	57.3	14.6%
RenaissanceRe	A+	94.0	6.4%	8.0	2.0%
Top five reinsurers		771.9	52.2%	175.2	44.6%
Other reinsurers’ balances		708.1	47.8%	217.1	55.4%
Total reinsurance recoverable		$1,480.0	100.0%	$392.3	100.0%
(1) Prepaid reinsurance represents unearned premiums ceded to reinsurance companies.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Approximately 99% of ceded reserves were recoverable from reinsurers who had an A.M. Best rating of “A” or higher as of December 31, 2016 and 2015.

9.     FUNDS HELD

The Company has also entered into a collateralized property catastrophe quota share reinsurance contract with Aeolus Re, Ltd., a Bermuda-based property catastrophe reinsurer (“Aeolus Re”), whereby the Company assumes property catastrophe business underwritten by Aeolus Re. The Company provided a multi-year capital commitment to support the business being underwritten by Aeolus Re. To the extent that capital is not utilized to support the business being underwritten by Aeolus Re, as all obligations have been settled, the capital is returned to the Company. To the extent the losses are in excess of the premiums written, the capital is utilized to pay the claims. The capital commitment is recorded in “funds held” on the consolidated balance sheets. The funds held balance as of December 31, 2016 and 2015 was $442.0 million and $622.4 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the premiums written assumed by the Company through the collateralized property catastrophe quota share reinsurance contract with Aeolus Re were $38.2 million, $76.3 million and $87.3 million, respectively.

10.     GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets at December 31, 2016 and 2015:

	Goodwill	Indefinite-Lived Intangible Assets	Finite-Lived Intangible Assets
	Net Carrying Value	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2014	$278.3	$23.9	$41.3	$(18.9)	$22.4
Additions	110.1	—	83.5	—	83.5
Impairments	—	—	(1.4)	—	(1.4)
Amortization of intangible assets	—	—	—	(8.3)	(8.3)
Foreign currency translation adjustment	(0.3)	—	(3.5)	—	(3.5)
Balance at December 31, 2015	388.1	23.9	119.9	(27.2)	92.7
Additions	2.7	—	—	—	—
Impairments	—	—	(0.9)	—	(0.9)
Amortization of intangible assets	—	—	—	(9.8)	(9.8)
Foreign currency translation adjustment	(1.1)	—	(1.2)	—	(1.2)
Balance at December 31, 2016	$389.7	$23.9	$117.8	$(37.0)	$80.8

The additions to goodwill and finite-lived intangible assets during the year ended December 31, 2015 related to the acquisitions of the Hong Kong, Singapore and Labuan branches of RSA and the acquisition of LAU. The goodwill and finite-lived intangible assets related to these acquisitions have been allocated to the Global Markets Insurance segment.

The additions to goodwill during the year ended December 31, 2016 related to the Company acquisition of the remaining interest in an insurance agency operation it did not own. The goodwill related to this acquisition has been allocated to the European direct insurance operations of the Global Markets Insurance segment.

The impairment to the finite-lived intangible assets during the years ended December 31, 2016 and 2015 related to the customer renewal intangibles from the acquisition of LAU. The trade credit business that is underwritten by LAU has underperformed over the past several years due to increased frequency of reported losses and as a result the customer renewal intangible asset was impaired by $0.9 million and $1.4 million during the years ended December 31, 2016 and 2015, respectively. The impairments were recorded in “amortization and impairment of intangible assets” in the consolidated income statements. As a result of these impairments recorded, the customer renewal intangible asset, related to the LAU acquisition, has a zero net carrying value as of December 31, 2016.

As of December 31, 2016, goodwill of $274.3 million, $111.5 million and $3.9 million was allocated to the North American Insurance segment, Global Markets Insurance segment and Reinsurance segment, respectively. The impairment

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

reviews for goodwill and indefinite-lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2016, 2015 and 2014. The net carrying value of the goodwill is net of accumulated impairment charges of $0.2 million that occurred prior to December 31, 2014.

As of December 31, 2016, the net carrying value of the finite-lived intangible assets is net of accumulated impairment charges of $9.1 million. As of December 31, 2016, the net carrying value of the finite-lived intangible assets is comprised of distribution network intangible assets of $73.7 million and customer renewal intangible assets of $7.1 million. As of December 31, 2015, the net carrying value of the finite-lived intangible assets was comprised of distribution network intangible assets of $81.0 million and customer renewal intangible assets of $11.7 million.

The remaining finite-lived intangible assets as of December 31, 2016 will be amortized over an expected remaining useful life of 13.0 years. The distribution network intangible asset will be amortized over an expected remaining useful life of 14.0 years, and the customer renewal intangible asset will be amortized over an expected remaining useful life of 2.7 years. The estimated amortization expense for each of the five succeeding fiscal years and thereafter related to the Company’s finite-lived intangible assets is as follows:

Amount
2017	$8.8
2018	8.8
2019	7.3
2020	6.1
2021	5.9
2022 and thereafter	43.9
Total	$80.8

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

11.     DEBT AND FINANCING ARRANGEMENTS

a) Financing Structure

The following table shows the Company’s financing structure:

	Outstanding(1)	Unamortized discount and debt issuance costs	Balance(2)
December 31, 2016
2010 Senior notes due 2020 (discount is based on imputed interest rate of 2.80%)	300.0	1.8	298.2
2015 Senior notes due 2025 (discount is based on imputed interest rate of 2.18%)	500.0	4.0	496.0
Swiss office building mortgage	16.9	—	16.9
Swiss office building credit facility	5.1	—	5.1
$900 million Secured letter of credit facility — uncommitted	458.0	—	—
$200 million Secured letter of credit facility — committed	—	—	—
	$1,280.0	$5.8	$816.2
December 31, 2015
2006 Senior notes due 2016 (discount is based on imputed interest rate of 3.77%)	$500.0	$0.5	$499.5
2010 Senior notes due 2020 (discount is based on imputed interest rate of 2.78%)	300.0	2.3	297.7
2015 Senior notes due 2025 (discount is based on imputed interest rate of 2.18%)	500.0	4.3	495.7
Swiss office building mortgage	17.9	—	17.9
Swiss office building credit facility	5.1	—	5.1
$1,000 million Secured letter of credit facility — uncommitted	507.5	—	—
$150 million Secured letter of credit facility — committed	—	—	—
	$1,830.5	$7.1	$1,315.9

(1)	Indicates utilization of commitment amount, not drawn borrowings.

(2)	Represents the principal amount borrowed, net of unamortized discount and debt issuance costs.

b) 2006 Senior Notes Due 2016

In 2006, Allied World Assurance Company Holdings, Ltd, a Bermuda company (“Allied World Bermuda”) issued $500.0 million aggregate principal amount of 7.50% Senior Notes due August 1, 2016 (the “2006 Senior Notes”), with interest payable semi-annually. The 2006 Senior Notes were fully repaid at maturity by Allied World Bermuda.

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

d) 2015 Senior Notes Due 2025

In October 2015, Allied World Bermuda issued $500.0 million aggregate principal amount of 4.35% Senior Notes due October 29, 2025 (the “2025 Senior Notes”), with interest on the notes payable semi-annually. Proceeds from these senior notes were used to refinance the 2006 Senior Notes which matured in August 2016. The 2025 Senior Notes are Allied World

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

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

e) Swiss Office Building Mortgage

In 2014, the Company entered into a 20-year mortgage commitment with a Swiss bank for the construction of a company-used office building in Zug, Switzerland. The total proceeds received in 2014 under the mortgage were $14.2 million (CHF 14.0 million) with a fixed annual interest rate of 3.2% payable quarterly. An additional $4.0 million (CHF 4.0 million) of proceeds from the mortgage was drawn during the first quarter of 2015. The mortgage payments are $0.3 million (CHF 0.3 million) per year, plus accrued interest, for the first 19 years with the remaining balance payable at the end of the mortgage. The outstanding balance of the mortgage is included in “other long-term debt” on the consolidated balance sheets.

f) Swiss Office Building Credit Facility

In conjunction with the above mortgage commitment, the Company entered into a three-year credit facility with a Swiss bank that provides up to $5.1 million (CHF 5.0 million) for general corporate purposes, however the Company will use the proceeds from the credit facility to fund the purchase of the office building in Zug, Switzerland. The Company utilized the full commitment of the credit facility to finance the purchase of the Swiss office space. The interest rate for the credit facility is 2.5%. The outstanding balance of the credit facility is included in “other long-term debt” on the consolidated balance sheets.

g) Credit Facilities

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain secured and unsecured credit facilities.

Allied World Bermuda has a collateralized amended letter of credit facility with Citibank Europe plc. that has been and will continue to be used to issue standby letters of credit. The maximum aggregate amount available under this letter of credit facility as of December 31, 2016 and 2015 was $900.0 million and $1.0 billion, respectively on an uncommitted basis.

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

On June 16, 2016, Allied World Bermuda entered into a Credit Agreement that provides for a $200 million five-year senior unsecured revolving credit facility (the “Facility”) for the making of revolving loans and short-term swingline loans to the Company. The aggregate commitment of $200 million under the Facility may be increased by up to $150 million upon the Company's request and upon the agreement of one or more Lenders or additional lenders. Borrowings in the form of swingline loans are subject to a sublimit of $25 million included within the $200 million aggregate commitment. Borrowings under the

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Credit Agreement may be used by the Company for general corporate purposes. Borrowings under the Credit Agreement bear interest at a rate selected by the Company and equal to either the Base Rate or LIBOR plus a margin, other than swingline loans, which will only bear interest at the Base Rate plus a margin. The Credit Agreement requires that all revolving loans be repaid in full no later than the fifth anniversary of the Closing Date and that any swingline loans be repaid in full no later than the earlier of (i) ten business days after such swingline loan is made and (ii) the fifth anniversary of the Closing Date. The Company has unconditionally guaranteed the obligations under the Facility.

The Company will pay customary arrangement and administration fees under the Credit Agreement. There is an additional fee payable at an annual rate based upon the long-term senior unsecured debt ratings of Allied World Switzerland and the Company in effect from time to time on the average daily unutilized commitments of the Lenders.

The Facility replaced the four-year senior secured credit facility under the Amended Secured Credit Facility, dated as of June 7, 2012, by and among the Company, the lenders party thereto, Citibank, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent, fronting bank and letters of credit agent.

h) Debt Maturities

The following table reflects the Company’s debt maturities, which includes its senior notes and other long-term debt:

Amount
2017	$5.4
2018	0.3
2019	0.3
2020	300.3
2021	0.3
2022 and thereafter	515.4
Total	$822.0

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

Certain subsidiaries of Allied World Switzerland file U.S. federal income tax returns and various U.S. state income tax returns, as well as income tax returns in Canada, Hong Kong, Ireland, Singapore, Switzerland and the United Kingdom. The Company has open tax years that are potentially subject to examinations by local tax authorities, in the following major tax jurisdictions: the U.S., 2011 to 2016; the United Kingdom, 2015 and 2016; Ireland, 2012 to 2016; Switzerland, 2013 to 2016; Hong Kong, 2010 to 2016; and Singapore, 2012 to 2016. The U.S. Internal Revenue Service (the “IRS”) is currently conducting an audit of the 2014 tax return of the U.S. services company. The audit is ongoing and the Company is not aware of any findings from the audit thus far. During the year ended December 31, 2016, the IRS completed its audit of the 2012 consolidated tax return of the Company's U.S. subsidiaries. There were no findings as a result of the audit. To the best of the Company’s knowledge, there are no other income tax examinations pending by any other tax authority.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of December 31, 2016.

The components of income tax expense are as follows:

	Year Ended December 31,
	2016	2015	2014
Current income tax expense	$5.1	$9.8	$26.8
Deferred income tax (benefit) expense	(14.2)	(4.0)	3.7
Income tax (benefit) expense	$(9.1)	$5.8	$30.5

Our income or loss is primarily sourced from our Bermuda, U.S., European, including Switzerland, and Asia Pacific operations. The income (loss) before income taxes for these operations are as follows:

	Year Ended December 31,
	2016	2015	2014
Switzerland	$(25.5)	$(15.7)	$(19.0)
Bermuda	336.6	162.1	460.2
United States	(27.5)	12.8	72.9
All other jurisdictions	(37.4)	(69.5)	6.7
Income before income taxes	$246.2	$89.7	$520.8

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the net deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Reserve for losses and loss expenses	$17.7	$22.2
Equity compensation	16.0	14.2
Unearned premium	17.1	18.1
Deferred acquisition costs	11.9	10.5
Mark-to-market losses	8.6	—
Net loss carryforward	21.0	27.3
Total deferred tax assets	92.3	92.3
Deferred tax liabilities:
Intangible assets	(21.9)	(23.3)
Mark-to-market gains	—	(3.0)
Depreciation	(4.4)	(6.4)
Market discount on bonds	(2.0)	(1.2)
Other	(1.2)	(5.2)
Total deferred tax liabilities	(29.5)	(39.1)
Net deferred taxes before valuation allowance	62.8	53.2
Valuation allowance	(24.1)	(28.8)
Net deferred tax assets	$38.7	$24.4

The valuation allowance reported in the current period relates to net operating loss carryforwards for the European and Asia Pacific operations as it is unlikely those operations will have sufficient income to utilize the net loss carryforwards in the near term. The valuation allowance decreased by $4.7 million during the year ended December 31, 2016 compared to the year

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

ended December 31, 2015. The decrease in the valuation allowance was due to the decrease in the net loss carryforwards. The net loss carryforwards from the United Kingdom and Asia Pacific operations do not expire. The net loss carryforward in our Swiss operations expire in seven years.

Current tax receivable and payable has been included in “other assets” and “accounts payable and accrued liabilities” on the consolidated balance sheets, respectively. Current taxes receivable or payable was as follows:

	December 31,
	2016	2015
Current tax receivable	$5.5	$5.5
Current tax payable	$0.7	$2.5

The expected tax provision has been calculated using the pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The statutory tax rates for our Swiss, Bermuda, U.S., Canada, Hong Kong, Ireland, Singapore and the United Kingdom operations are 7.8%, 0%, 35%, 15%, 16.5%, 12.5%, 17% and 20%, respectively. The reconciliation between the Company’s effective tax rate on pre-tax accounting income and the expected tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Expected tax rate	7.8%	7.8%	7.8%
Income not subject to income tax	(10.7)%	(14.2)%	(7.1)%
Valuation allowance	4.4%	14.5%	2.3%
Foreign taxes at local expected tax rates	(4.6)%	(1.7)%	4.4%
Disallowed expenses and capital allowances	0.4%	3.2%	0.2%
Prior year refunds and adjustments	(0.3)%	—%	1.2%
Other	(0.7)%	(3.2)%	(2.9)%
Effective tax rate	(3.7)%	6.4%	5.9%

The Company recorded a negative effective tax rate for the year ended December 31, 2016, due to recording an income tax benefit in most of our jurisdictions, due to pre-tax losses, while most of our pre-tax income was generated in Bermuda, which is not subject to income tax. During the year ended December 31, 2016, the income from the Company’s Bermuda operations represented 137% of the Company’s consolidated ‘income before income taxes’.

The ‘Income not subject to income tax’ noted in the table above related to the income from the Company’s Bermuda operations, which are not subject to income tax. The change in this line item noted in the effective tax rate reconciliation for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the income from the Company’s Bermuda operations representing a higher percentage of the Company’s consolidated ‘Income before income taxes’ during the year ended December 31, 2015 compared to the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, the income from the Company’s Bermuda operations represented 181% and 88%, respectively, of the Company’s consolidated ‘income before income taxes’.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

13.     SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	December 31,
	2016	2015
Common shares issued and fully paid, 2016 and 2015: CHF 4.10 per share	93,586,418	95,523,230
Share capital at end of year	$378.8	$386.7

	2016	2015
Shares issued at beginning of year	95,523,230	100,775,256
Shares canceled	(1,936,812)	(5,252,026)
Total shares issued at end of year	93,586,418	95,523,230
Treasury shares issued at beginning of year	4,563,595	4,579,774
Shares repurchased	4,669,513	6,047,437
Shares issued out of treasury	(807,998)	(811,590)
Shares canceled	(1,936,812)	(5,252,026)
Total treasury shares at end of year	6,488,298	4,563,595
Total shares outstanding at end of year	87,098,120	90,959,635

During the years ended December 31, 2016 and 2015, 1,936,812 and 5,252,026 voting shares repurchased and designated for cancellation, respectively, were constructively retired and canceled.

As required under Swiss law, the Company cannot hold more than 10% of its registered capital in treasury shares, unless such shares have been acquired in connection with a restriction on transferability, in which case the foregoing threshold is 20%.

b) Dividends

As a holding company, Allied World Switzerland’s principal source of income is dividends or other sources of permitted payments from its subsidiaries. These funds provide the cash flow required for dividend payments to the Company’s shareholders. The ability of the Company's insurance and reinsurance subsidiaries to make dividend payments is limited by the applicable laws and regulations of the various states and countries in which they operate.

The Company’s primary restrictions on net assets of subsidiaries consist of regulatory requirements placed upon the regulated insurance and reinsurance subsidiaries to hold minimum amounts of total statutory capital and surplus and there were no other material restrictions on net assets in place as of December 31, 2016.

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

On May 1, 2014, the shareholders approved the Company’s proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts were paid to shareholders in quarterly installments of $0.225 per share in July 2014, October 2014, January 2015 and April 2015.

On April 30, 2015, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts were paid to shareholders in quarterly installments of $0.26 per share in July 2015, October 2015, December 2015 and April 2016.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

On April 19, 2016, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of general legal reserve from capital contributions. The distribution amounts are paid to shareholders in quarterly installments of $0.26 per share. The first three installments of the dividend were paid to shareholders on June 30, 2016, September 29, 2016 and December 29, 2016. The fourth dividend scheduled for March 2017 will, subject to approval by the Company's shareholders, be deferred in conjunction with the announced transaction with Fairfax.

The Company paid the following dividends during the years ended December 31, 2016, 2015 and 2014:

Dividend Paid	Dividend Per Share	Total Amount Paid
December 29, 2016	$0.260	$22.6
September 29, 2016	$0.260	$22.6
June 30, 2016	$0.260	$22.8
March 31, 2016	$0.260	$23.4
December 31, 2015	$0.260	$23.7
October 1, 2015	$0.260	$23.6
July 2, 2015	$0.260	$23.6
April 2, 2015	$0.225	$21.5
January 2, 2015	$0.225	$21.7
October 2, 2014	$0.225	$21.7
July 2, 2014	$0.225	$21.9
April 3, 2014	$0.167	$16.5

c) Share Repurchases

On April 19, 2016, the shareholders approved a share repurchase program (the “2016 share repurchase program”) in order for the Company to repurchase up to $500.0 million of its common shares. The 2016 share repurchase program supersedes the 2014 share repurchase program and no further repurchases will be made under the 2014 share repurchase program. Repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise. The timing, form and amount of the share repurchases under the 2016 share repurchase program will depend on a variety of factors, including market conditions, the Company’s capital position, legal requirements and other factors. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by the Company to satisfy share delivery obligations under its equity-based compensation plans. Any additional common shares repurchased will be designated for cancellation at acquisition and will be canceled upon shareholder approval. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation. The Company does not anticipate repurchasing any of its common shares pending the completion of the Fairfax transaction.

Shares repurchased by the Company and not designated for cancellation are classified as “Treasury shares, at cost” on the consolidated balance sheets. The Company will issue shares out of treasury principally related to the Company’s employee benefit plans. Shares repurchased and designated for cancellation are constructively retired and recorded as a share cancellation.

The Company’s share repurchases were as follows:

	Year Ended December 31,
	2016	2015	2014
Common shares repurchased	4,669,513	6,047,437	4,906,785
Total cost of shares repurchased	$166.3	$245.3	$175.4
Average price per share	$35.61	$40.56	$35.74

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

The Allied World Assurance Company Holdings, AG Third Amended and Restated 2001 Employee Stock Option Plan (the “Plan”), the Allied World Assurance Company Holdings, AG Third Amended and Restated 2004 Stock Incentive Plan and the Allied World Assurance Company Holdings, AG Third Amended and Restated Long-Term Incentive Plan (the “LTIP”) were automatically terminated, replaced and superseded by the 2012 Omnibus Plan on May 3, 2012, except that any outstanding awards granted under such plans remain in effect pursuant to their terms.

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

The following table summarizes the activity related to options granted and exercised:

	Year Ended December 31,
	2016	2015	2014
Options granted	—	—	—
Weighted average grant date fair value	$—	$—	$—
Options exercised	(428,938)	(454,602)	(479,831)
Total intrinsic value of options exercised	$10.8	$12.0	$10.3
Proceeds from option exercises	$10.3	$10.1	$10.0

The activity related to the Company’s stock options is as follows:

	Year Ended December 31, 2016
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,968,607	$16.86
Exercised	(428,938)	(15.24)
Forfeited	(13,926)	10.31
Outstanding at end of year	1,525,743	17.36	3.3 years	$55.5
Exercisable at end of year	1,525,743	$17.36	3.3 years	$55.5

As of December 31, 2016, there was no remaining unrecognized compensation expense related to stock options granted under the Plan.

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

Each award for the performance-based RSUs represents the right to receive a number of shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The compensation expense for the performance-based RSUs is based on the fair market value of Allied World Switzerland's common shares at the time of grant. For the performance-based RSUs granted in 2016, 2015 and 2014, the Company anticipates that the performance goals are likely to be achieved. Based on the performance goals, the performance-based RSUs granted in 2016, 2015 and 2014 are expensed at 100%, 100% and 55%, respectively, of the fair market value of Allied World Switzerland’s common shares on the date of grant. The expense is recognized over the performance period.

The activity related to the Company’s RSU awards is as follows:

	Year Ended December 31, 2016
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	819,309	$37.33
RSUs granted	689,042	32.00
RSUs forfeited	(123,307)	(34.80)
RSUs fully vested	(251,115)	(36.30)
Outstanding at end of year	1,133,929	$34.56	$60.9

As of December 31, 2016, there remained $28.9 million of total unrecognized compensation expense related to 1,133,929 unvested RSUs awarded. This expense is expected to be recognized over a weighted-average period of 1.7 years.

The activity related to the Company’s performance-based equity awards is as follows:

	Year Ended December 31, 2016
	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of year	591,683	$34.78
Performance-based equity awards granted	200,730	31.95
Additional awards granted due to achievement of performance criteria	24,979	29.24
Performance-based equity awards forfeited	(16,993)	(36.71)
Performance-based equity awards fully vested	(216,958)	(29.24)
Outstanding at end of year	583,441	$35.57	$31.3

As of December 31, 2016, there was remaining $7.3 million of total unrecognized compensation expense related to 583,441 unvested performance-based equity awarded. This expense is expected to be recognized over a weighted-average period of 1.6 years.

The RSUs and performance-based equity awards vested in 2016, 2015 and 2014 had aggregate intrinsic values of $14.0 million, $16.9 million and $14.4 million, respectively, at the time of vesting.

c) Cash-equivalent stock awards

As part of the Company’s annual year-end compensation awards, the Company granted both stock-based awards and cash-equivalent stock awards. The cash-equivalent awards were granted to employees who received RSU and performance-based awards and were granted in lieu of granting the full award as a stock-based award. The cash-equivalent RSU awards vest pro-rata over four years from the date of grant. The cash-equivalent performance-based awards vest after a three-year performance period. As the cash-equivalent awards are settled in cash, the Company establishes a liability equal to the product

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

of the fair market value of Allied World Switzerland’s common shares as of the end of the reporting period and the total awards outstanding. At December 31, 2016, the liability was $32.2 million, and payments for awards vesting in the period are typically settled within the first three months of the year. The liability is included in “accounts payable and accrued expenses” in the consolidated balance sheets and changes in the liability are recorded in “general and administrative expenses” in the consolidated income statements.

The activity related to the Company's cash-equivalent RSUs and performance-based equity awards is as follows:

	RSU's		Performance-based Awards
Year Ended December 31, 2016	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,277,083	$31.94	693,477	33.25
Granted	167,438	31.95	50,183	31.95
Additional awards granted due to achievement of performance criteria	—	—	37,434	29.24
Forfeited	(90,245)	(33.66)	(18,104)	(35.27)
Fully vested	(581,829)	(29.14)	(325,386)	(29.24)
Outstanding at end of year	772,447	$33.86	437,604	$35.65

d) Total Stock-Related Compensation Expense

The following table shows the total stock-related compensation expense relating to the stock options, RSUs, LTIPs and cash equivalent awards.

	Year Ended December 31,
	2016	2015	2014
Stock options	$—	$0.3	$1.9
RSUs and performance-based equity awards	16.4	15.0	12.3
Cash-equivalent stock awards	21.9	34.4	37.8
Total	$38.3	$49.7	$52.0

e) Pension Plans

The Company provides defined contribution retirement plans for its employees and officers.  Contributions are made by the Company, and in some locations, these contributions are supplemented by the local plan participants. Contributions are based on a percentage of the participant’s base salary depending upon competitive local market practice and vesting provisions meeting legal compliance standards.  The amount that an individual employee or officer can contribute may also be subject to regulatory requirements relating to the country of which the individual is a citizen. The Company incurred expenses for these defined contribution arrangements of $13.7 million, $13.5 million and $10.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

15.    EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
Basic earnings per share:
Net income	$255.3	$83.9	$490.3
Weighted average common shares outstanding	88,275,810	92,530,208	97,538,319
Basic earnings per share	$2.89	$0.91	$5.03

	Year Ended December 31,
	2016	2015	2014
Diluted earnings per share:
Net income	$255.3	$83.9	$490.3
Weighted average common shares outstanding	88,275,810	92,530,208	97,538,319
Share equivalents:
Stock options	839,038	1,031,666	1,432,960
RSU and PU awards	677,033	591,773	605,808
Employee share purchase plan	9,013	20,813	14,686
Weighted average common shares and common share equivalents outstanding — diluted	89,800,894	94,174,460	99,591,773
Diluted earnings per share	$2.84	$0.89	$4.92

For the years ended December 31, 2016, 2015 and 2014, a weighted average of 229,359, 308,405 and nil RSUs were considered anti-dilutive and were therefore excluded from the calculation of the diluted earnings per share, respectively.

16.    COMMITMENTS AND CONTINGENCIES

a)    Concentrations of Credit Risk

Credit risk arises out of the failure of a counterparty to perform according to the terms of the contract.

The Company’s investment portfolio is managed pursuant to guidelines that follow prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its investment portfolio. As of December 31, 2016 and 2015, substantially all of the Company’s cash and investments were held with one custodian.

Insurance balances receivable primarily consist of net premiums due from insureds and reinsureds. The Company believes that the counterparties to these receivables are able to meet, and will meet, all of their obligations. The Company’s credit risk is further reduced by the contractual right to offset loss obligations or unearned premiums against premiums receivable. The insurance balances receivable that are outstanding greater than 90 days was $20.0 million as of December 31, 2016, which represented 2.5% of the total receivable balance. Given the trend of writing more retail business, the Company has recorded an allowance for doubtful accounts against insurance balances receivable of $3.0 million as of December 31, 2016.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

b)    Operating Leases

The Company leases office space under operating leases expiring in various years through 2031. The following are future minimum rental payments as of December 31, 2016:

Amount
2017	$21.6
2018	20.7
2019	19.6
2020	17.8
2021	16.9
2021 and thereafter	116.2
$212.8

Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $26.5 million, $25.9 million and $19.0 million, respectively. The rent expense for the years ended December 31, 2016, 2015 and 2014 are net of sublease income of $1.8 million, $0.7 million and $0.1 million, respectively.

c)    Producers

The three largest individual producers as a percentage of gross premiums written are as follows:

	Year Ended December 31,
	2016	2015	2014
Marsh & McLennan Companies, Inc.	21%	24%	25%
Aon Corporation	14%	16%	17%
Willis Group Holdings	9%	11%	10%

d)    Legal Proceedings

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of December 31, 2016, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

17.    STATUTORY CAPITAL AND SURPLUS

Allied World Switzerland’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable laws and statutory requirements of the jurisdictions in which Allied World Switzerland and its subsidiaries operate. The total amount of restricted net assets for the Company’s consolidated subsidiaries as of December 31, 2016 was $2,678.3 million.

The minimum required statutory capital and surplus is the amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the Company’s current operations. The statutory capital and surplus and minimum required statutory capital and surplus for the Company’s most significant regulatory jurisdictions at December 31, 2016 and 2015 were as follows:

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	December 31, 2016		December 31, 2015
	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus	Statutory Capital and Surplus	Minimum Required Statutory Capital and Surplus
Bermuda	$3,494.1	$800.2	$3,270.9	$853.2
United States	1,185.9	263.3	1,215.5	241.0
Ireland	395.5	84.7	414.0	26.9
Switzerland	327.5	218.2	183.6	17.7
United Kingdom	268.4	264.1	245.9	231.8

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

The statutory net income (loss) for the Company’s most significant regulatory jurisdictions for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Bermuda	$366.4	$221.5	$487.1
United States	19.0	40.5	45.4
Ireland	10.1	3.2	3.2
Switzerland	11.0	10.7	7.4
United Kingdom	(5.1)	(39.4)	(7.8)

At December 31, 2016, the maximum amount of ordinary dividends or distributions that can be paid, without prior regulatory approval, for the Company’s most significant regulatory jurisdictions, were as follows:

December 31, 2016
Bermuda	$873.5
United States	—
Ireland	35.5
Switzerland	—
United Kingdom	2.7

a)    Bermuda

The Company’s Bermuda subsidiary, Allied World Assurance Company, Ltd, is registered under the Bermuda Insurance Act 1978 and Related Regulations as amended. As a Class 4 insurer, Allied World Assurance Company, Ltd is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the enhanced capital requirements as determined by the Bermuda Monetary Authority under the Bermuda Solvency Capital Requirement model (“BSCR model”). The BSCR model is a risk-based capital model that provides a method for determining an insurer’s minimum required capital taking into account the risk characteristics of different aspects of the company’s business. In addition, this subsidiary is required to maintain a minimum liquidity ratio. As of December 31, 2016 and 2015, this subsidiary met the requirements.

b)    United States

The Company’s U.S. insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, and also states in which they are licensed or authorized to transact business. These laws also restrict the amount

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

of ordinary shareholder dividends the subsidiaries can pay. The restrictions are generally based on statutory surplus and/or statutory net income as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states. The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The U.S. subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and comply with capital requirements and licensing rules. As of December 31, 2016 and 2015, the actual levels of solvency, liquidity and capital of each U.S. subsidiary were in excess of the minimum levels required.

c)    Ireland

The Company’s Irish insurance subsidiary is regulated by the Central Bank of Ireland pursuant to the Insurance Acts 1909 to 2000, the Central Bank Acts 1942 to 2015 and all statutory instruments relating to insurance made or adopted under the European Communities Acts 1972 to 2014, including the European Union (Insurance and Reinsurance) Regulations, 2015. This subsidiary is required to maintain a minimum level of capital. As of December 31, 2016 and 2015, these requirements were met. The amount of dividends that this subsidiary is permitted to distribute is restricted to accumulated realized profits that have not been capitalized or distributed, less accumulated realized losses that have not been written off. The solvency and capital requirements must still be met following any distribution.

d)    Switzerland

The Company’s Swiss insurance subsidiary, Allied World Assurance Company, AG, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Law. This subsidiary’s accounts are prepared in accordance with the Swiss Code of Obligations and the Insurance Supervisory Law. This subsidiary is obligated to maintain a minimum level of capital based on the Swiss Code of Obligation, a minimum of tied assets based on the Insurance Supervisory Law and a minimum solvency margin in accordance with the Swiss Solvency Test. As of December 31, 2016 and 2015, this subsidiary met the requirements. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings, the current year profit and legal reserves to a certain extent. Any dividend requires approval of the shareholders and in case of the dividend exceeding the current year profit, approval is also required from FINMA. The solvency and capital requirements must still be met following any distribution.

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

f)    Branch Offices

The Company’s insurance subsidiaries maintain branch offices in Australia, Bermuda, Canada, Hong Kong, Labuan, Singapore, Switzerland and the United Kingdom. As branch offices are not considered separate legal entities, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the branch offices. These branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

December 31, 2016 and 2015, the actual capital and surplus for each of these branches exceeded the relevant local regulatory requirements.

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

The Company measures its segment income or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from the claims administration services operation, insurance agency operation, derivative insurance and reinsurance contracts and other income or expense that is not directly related to our underwriting operations. Management measures results of each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio”, “expense ratio” and the “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the “acquisition cost ratio” and the “general and administrative expense ratio”. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Year Ended December 31, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,856.3	$503.3	$706.2	$3,065.8
Net premiums written	1,223.4	367.5	664.9	2,255.8
Net premiums earned	1,266.9	377.8	699.4	2,344.1
Net losses and loss expenses	(862.2)	(269.5)	(370.1)	(1,501.8)
Acquisition costs	(132.0)	(66.5)	(141.3)	(339.8)
General and administrative expenses	(223.3)	(123.7)	(64.5)	(411.5)
Underwriting income (loss)	49.4	(81.9)	123.5	91.0
Other insurance-related revenue	6.7	1.4	4.3	12.4
Other insurance-related expenses	(2.3)	(1.1)	(3.4)	(6.8)
Segment income (loss)	53.8	(81.6)	124.4	96.6
Net investment income				217.8
Net realized investment gains				2.1
Amortization and impairment of intangible assets				(10.7)
Interest expense				(63.7)
Foreign exchange gain				4.1
Income before income taxes				$246.2
Loss and loss expense ratio	68.1%	71.3%	52.9%	64.1%
Acquisition cost ratio	10.4%	17.6%	20.2%	14.5%
General and administrative expense ratio	17.6%	32.7%	9.2%	17.6%
Expense ratio	28.0%	50.3%	29.4%	32.1%
Combined ratio	96.1%	121.6%	82.3%	96.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2015	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,815.3	$476.3	$801.4	$3,093.0
Net premiums written	1,358.1	324.1	765.8	2,448.0
Net premiums earned	1,301.4	366.8	820.2	2,488.4
Net losses and loss expenses	(910.2)	(240.3)	(435.8)	(1,586.3)
Acquisition costs	(139.6)	(70.9)	(164.9)	(375.4)
General and administrative expenses	(224.6)	(108.4)	(73.3)	(406.3)
Underwriting income (loss)	27.0	(52.8)	146.2	120.4
Other insurance-related revenue	3.5	—	—	3.5
Other insurance-related expenses	(2.7)	(2.5)	(1.0)	(6.2)
Segment income (loss)	27.8	(55.3)	145.2	117.7
Net investment income				182.1
Net realized investment losses				(127.6)
Amortization and impairment of intangible assets				(9.8)
Interest expense				(61.4)
Foreign exchange loss				(11.3)
Income before income taxes				$89.7
Loss and loss expense ratio	69.9%	65.5%	53.1%	63.7%
Acquisition cost ratio	10.7%	19.3%	20.1%	15.1%
General and administrative expense ratio	17.3%	29.5%	8.9%	16.3%
Expense ratio	28.0%	48.8%	29.0%	31.4%
Combined ratio	97.9%	114.3%	82.1%	95.1%

Year Ended December 31, 2014	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$1,716.3	$280.5	$938.6	$2,935.4
Net premiums written	1,230.8	188.0	903.2	2,322.0
Net premiums earned	1,111.1	162.6	909.0	2,182.7
Net losses and loss expenses	(683.8)	(61.1)	(454.3)	(1,199.2)
Acquisition costs	(105.9)	(18.2)	(171.0)	(295.1)
General and administrative expenses	(219.6)	(68.1)	(78.0)	(365.7)
Underwriting income	101.8	15.2	205.7	322.7
Other insurance-related revenue	2.1	—	—	2.1
Other insurance-related expenses	(1.9)	(6.7)	—	(8.6)
Segment income	102.0	8.5	205.7	316.2
Net investment income				176.9
Net realized investment gains				89.0
Amortization of intangible assets				(2.5)
Interest expense				(57.8)
Foreign exchange loss				(1.0)
Income before income taxes				$520.8
Loss and loss expense ratio	61.5%	37.6%	50.0%	54.9%
Acquisition cost ratio	9.5%	11.2%	18.8%	13.5%
General and administrative expense ratio	19.8%	41.9%	8.6%	16.8%
Expense ratio	29.3%	53.1%	27.4%	30.3%
Combined ratio	90.8%	90.7%	77.4%	85.2%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries. All intercompany premiums have been eliminated.

	Year Ended December 31,
	2016	2015	2014
United States	$1,903.4	$1,893.4	$1,795.6
Bermuda	495.4	543.6	640.9
Asia Pacific	352.2	313.1	167.3
Europe	296.3	326.9	318.6
Canada	18.5	16.0	13.0
Total gross premiums written	$3,065.8	$3,093.0	$2,935.4

Gross premiums written attributable to Switzerland were $46.5 million, $58.2 million and $67.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table shows the Company’s net premiums earned by line of business for each segment for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
North American Insurance:
Casualty	$396.7	$424.0	$334.6
Professional liability	388.5	385.3	276.1
Property	127.6	162.8	170.3
Healthcare	66.5	102.9	168.5
Programs	170.4	150.7	119.8
Specialty and other	117.2	75.6	41.9
Total	1,266.9	1,301.4	1,111.1

Global Markets Insurance:
Property	67.9	106.7	34.0
Professional liability	96.2	102.5	69.1
Specialty and other	125.9	99.8	44.2
Casualty	87.8	57.8	15.3
Total	377.8	366.8	162.6

Reinsurance:
Property	337.2	403.5	412.0
Casualty	183.7	224.4	175.5
Specialty	178.5	192.3	321.5
Total	699.4	820.2	909.0
Total net premiums earned	$2,344.1	$2,488.4	$2,182.7

19.    CONDENSED CONSOLIDATED PARENT COMPANY AND GUARANTOR FINANCIAL STATEMENTS

The following tables present condensed consolidating financial information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

 Condensed Consolidating Balance Sheet:

As of December 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,942.3	$—	$7,942.3
Cash and cash equivalents	13.1	0.8	707.0	—	720.9
Insurance balances receivable	—	—	784.0	—	784.0
Funds held	—	—	466.8	—	466.8
Reinsurance recoverable	—	—	1,625.0	—	1,625.0
Reinsurance recoverable on paid losses	—	—	104.4	—	104.4
Net deferred acquisition costs	—	—	121.1	—	121.1
Goodwill and intangible assets	—	—	494.4	—	494.4
Balances receivable on sale of investments	—	—	114.7	—	114.7
Investments in subsidiaries	3,433.7	4,020.1	—	(7,453.8)	—
Due from subsidiaries	115.6	—	29.9	(145.5)	—
Other assets	1.8	0.8	802.8	—	805.4
Total assets	$3,564.2	$4,021.7	$13,192.4	$(7,599.3)	$13,179.0
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,639.2	$—	$6,639.2
Unearned premiums	—	—	1,688.1	—	1,688.1
Reinsurance balances payable	—	—	223.3	—	223.3
Balances due on purchases of investments	—	—	79.7	—	79.7
Senior notes	—	794.2	—	—	794.2
Other long-term debt	—	—	22.0	—	22.0
Due to subsidiaries	9.9	20.0	115.6	(145.5)	—
Other liabilities	2.5	5.7	172.6	—	180.7
Total liabilities	12.4	819.9	8,940.5	(145.5)	9,627.2
Total shareholders’ equity	3,551.8	3,201.8	4,251.9	(7,453.8)	3,551.8
Total liabilities and shareholders’ equity	$3,564.2	$4,021.7	$13,192.4	$(7,599.3)	$13,179.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

As of December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$8,571.2	$—	$8,571.2
Cash and cash equivalents	21.8	1.0	585.2	—	608.0
Insurance balances receivable	—	—	745.9	—	745.9
Funds held	—	—	640.8	—	640.8
Reinsurance recoverable	—	—	1,480.0	—	1,480.0
Reinsurance recoverable on paid losses	—	—	96.4	—	96.4
Net deferred acquisition costs	—	—	165.2	—	165.2
Goodwill and intangible assets	—	—	504.7	—	504.7
Balances receivable on sale of investments	—	—	36.9	—	36.9
Investments in subsidiaries	3,347.0	4,396.3	—	(7,743.3)	—
Due from subsidiaries	173.1	36.4	16.8	(226.3)	—
Other assets	1.8	0.1	660.9	—	662.8
Total assets	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,456.2	$—	$6,456.2
Unearned premiums	—	—	1,683.3	—	1,683.3
Reinsurance balances payable	—	—	214.4	—	214.4
Balances due on purchases of investments	—	—	125.1	—	125.1
Senior notes	—	1,292.9	—	—	1,292.9
Other long-term debt	—	—	23.0	—	23.0
Due to subsidiaries	8.5	8.3	209.5	(226.3)	—
Other liabilities	2.7	22.2	159.7	—	184.5
Total liabilities	11.2	1,323.4	8,871.2	(226.3)	9,979.4
Total shareholders’ equity	3,532.5	3,110.4	4,632.8	(7,743.3)	3,532.5
Total liabilities and shareholders’ equity	$3,543.7	$4,433.8	$13,504.0	$(7,969.6)	$13,511.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Income Statement:

Year Ended December 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,344.1	$—	$2,344.1
Net investment income	0.1	0.1	217.6	—	217.8
Net realized investment losses	—	—	2.1	—	2.1
Other income	—	—	12.4	—	12.4
Net losses and loss expenses	—	—	(1,501.8)	—	(1,501.8)
Acquisition costs	—	—	(339.8)	—	(339.8)
General and administrative expenses	(18.7)	0.2	(393.0)	—	(411.5)
Other expense	—	—	(6.8)	—	(6.8)
Amortization of intangible assets	—	—	(10.7)	—	(10.7)
Interest expense	—	(61.6)	(2.1)	—	(63.7)
Foreign exchange gain (loss)	—	—	4.1	—	4.1
Income tax (expense) benefit	(0.1)	—	9.2	—	9.1
Equity in earnings of consolidated subsidiaries	274.0	341.9	—	(615.9)	—
NET INCOME (LOSS)	$255.3	$280.6	$335.3	$(615.9)	$255.3
Other comprehensive income (loss)	(2.3)	—	(2.3)	2.3	(2.3)
COMPREHENSIVE INCOME (LOSS)	$253.0	$280.6	$333.0	$(613.6)	$253.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,488.4	$—	$2,488.4
Net investment income	—	0.1	182.0	—	182.1
Net realized investment gains	—	—	(127.6)	—	(127.6)
Other income	—	—	3.5	—	3.5
Net losses and loss expenses	—	—	(1,586.3)	—	(1,586.3)
Acquisition costs	—	—	(375.4)	—	(375.4)
General and administrative expenses	(36.7)	(0.5)	(369.1)	—	(406.3)
Other expense	—	—	(6.2)	—	(6.2)
Amortization of intangible assets	—	—	(9.8)	—	(9.8)
Interest expense	—	(59.2)	(2.2)	—	(61.4)
Foreign exchange gain (loss)	—	—	(11.3)	—	(11.3)
Income tax (expense) benefit	(0.1)	—	(5.7)	—	(5.8)
Equity in earnings of consolidated subsidiaries	120.7	157.3	—	(278.0)	—
NET INCOME (LOSS)	$83.9	$97.7	$180.3	$(278.0)	$83.9
Other comprehensive income (loss)	(9.3)	—	(9.3)	9.3	(9.3)
COMPREHENSIVE INCOME (LOSS)	$74.6	$97.7	$171.0	$(268.7)	$74.6

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$2,182.7	$—	$2,182.7
Net investment income	0.1	—	176.8	—	176.9
Net realized investment gains	—	—	89.0	—	89.0
Other income	—	—	2.1	—	2.1
Net losses and loss expenses	—	—	(1,199.2)	—	(1,199.2)
Acquisition costs	—	—	(295.1)	—	(295.1)
General and administrative expenses	(35.6)	(3.1)	(327.1)	—	(365.7)
Other expense	—	—	(8.6)	—	(8.6)
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(55.4)	(2.3)	—	(57.8)
Foreign exchange gain (loss)	—	0.1	(1.1)	—	(1.0)
Income tax (expense) benefit	(0.1)	—	(30.4)	—	(30.5)
Equity in earnings of consolidated subsidiaries	525.9	564.6	—	(1,090.5)	—
NET INCOME (LOSS)	$490.3	$506.2	$584.3	$(1,090.5)	$490.3
Other comprehensive income (loss)	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$490.3	$506.2	$584.3	$(1,090.5)	$490.3

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Condensed Consolidating Statement of Cash Flows:

Year Ended December 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$238.8	$506.4	$493.6	$(841.0)	$397.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases trading securities	—	—	(5,423.7)	—	(5,423.7)
Purchases of other invested assets	—	—	(119.0)	—	(119.0)
Sales of trading securities	—	—	5,929.9	—	5,929.9
Sales of other invested assets	—	—	96.3	—	96.3
Net cash paid for acquisitions	—	—	(1.2)	—	(1.2)
Return of investment in subsidiary	—	250.0	—	(250.0)	—
Other	—	—	(19.4)	—	(19.4)
Net cash provided by (used in) investing activities	—	250.0	462.9	(250.0)	462.9
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(91.5)	—	—	—	(91.5)
Intercompany dividends paid	—	(256.6)	(584.4)	841.0	—
Proceeds to parent	—	—	(250.0)	250.0	—
Proceeds from the exercise of stock options	10.3	—	—	—	10.3
Share repurchases	(166.3)	—	—	—	(166.3)
Repayment of senior notes	—	(500.0)	—	—	(500.0)
Repayment of other long-term debt	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	(247.5)	(756.6)	(834.7)	1,091.0	(747.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8.7)	(0.2)	121.8	—	112.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21.8	1.0	585.2	—	608.0
CASH AND CASH EQUIVALENTS, END OF YEAR	$13.1	$0.8	$707.0	$—	$720.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2015	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$339.6	$377.7	$598.1	$(811.1)	$504.3
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(5,863.2)	—	(5,863.2)
Purchases of other invested assets	—	—	(126.7)	—	(126.7)
Sales of trading securities	—	—	5,328.8	—	5,328.8
Sales of other invested assets	—	—	161.3	—	161.3
Net cash paid for acquisitions	—	—	(124.4)	—	(124.4)
Capital contributions	—	(496.7)	496.7	—	—
Other	—	—	(11.5)	—	(11.5)
Net cash provided by (used in) investing activities	—	(496.7)	(139.0)	—	(635.7)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(114.1)	—	—	—	(114.1)
Intercompany dividends paid	—	(378.4)	(432.7)	811.1	—
Proceeds from the exercise of stock options	10.1	—	—	—	10.1
Share repurchases	(246.4)	—	—	—	(246.4)
Proceeds from senior notes	—	496.7	—	—	496.7
Proceeds from other long-term debt	—	—	4.0	—	4.0
Repayment of other long-term debt	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	(350.4)	118.3	(428.9)	811.1	150.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10.8)	(0.7)	30.2	—	18.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32.6	1.7	555.0	—	589.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$21.8	$1.0	$585.2	$—	$608.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

Year Ended December 31, 2014	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$264.4	$292.9	$493.8	$(643.3)	$407.8
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(7,630.0)	—	(7,630.0)
Purchases of other invested assets	—	—	(307.9)	—	(307.9)
Sales of trading securities	—	—	7,536.9	—	7,536.9
Sales of other invested assets	—	—	267.9	—	267.9
Net cash paid for acquisitions	—	—	(2.6)	—	(2.6)
Other	—	—	8.7	—	8.7
Net cash provided by (used in) investing activities	—	—	(127.0)	—	(127.0)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(76.7)	—	—	—	(76.7)
Intercompany dividends paid	—	(294.0)	(349.3)	643.3	—
Proceeds from the exercise of stock options	10.0	—	—	—	10.0
Share repurchases	(175.9)	—	—	—	(175.9)
Proceeds from other long-term debt	—	—	19.2	—	19.2
Net cash provided by (used in) financing activities	(242.6)	(294.0)	(330.1)	643.3	(223.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.8	(1.1)	36.7	—	57.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10.8	2.8	518.3	—	531.9
CASH AND CASH EQUIVALENTS, END OF YEAR	$32.6	$1.7	$555.0	$—	$589.3

Notes to Parent Company Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $256.6 million, $378.4 million and $294.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the condensed consolidating statement of cash flows.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

20.     UNAUDITED QUARTERLY FINANCIAL DATA

The following are the unaudited consolidated statements of income by quarter for the years ended December 31, 2016 and 2015:

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
REVENUES:
Gross premiums written	$671.7	$730.2	$800.3	$863.5
Premiums ceded	(226.4)	(201.9)	(222.2)	(159.5)
Net premiums written	445.3	528.3	578.1	704.0
Change in unearned premiums	131.7	55.7	24.8	(123.9)
Net premiums earned	577.0	584.0	602.9	580.1
Net investment income	58.1	50.6	55.8	53.3
Net realized investment (losses) gains	(101.9)	10.7	74.5	18.9
Other income	4.8	1.8	5.2	0.6
	538.0	647.1	738.4	652.9
EXPENSES:
Net losses and loss expenses	387.8	376.3	365.4	372.4
Acquisition costs	82.0	82.0	87.4	88.3
General and administrative expenses	106.1	104.2	104.7	96.4
Other expense	1.8	2.2	1.7	1.1
Amortization and impairment of intangible assets	3.2	2.5	2.5	2.5
Interest expense	10.4	13.5	19.9	20.0
Foreign exchange loss (gain)	0.8	1.0	(2.9)	(3.0)
	592.1	581.7	578.7	577.7
(Loss) income before income taxes	(54.1)	65.4	159.7	75.2
Income tax (benefit) expense)	(13.3)	(3.2)	6.3	1.1
NET (LOSS) INCOME	$(40.8)	$68.6	$153.4	$74.1
PER SHARE DATA
Basic (loss) earnings per share	$(0.47)	$0.79	$1.73	$0.82
Diluted (loss) earnings per share	$(0.47)	$0.77	$1.70	$0.81
Weighted average common shares outstanding	87,036,339	87,102,290	88,742,484	90,254,512
Weighted average common shares and common share equivalents outstanding	87,036,339	88,603,101	90,040,509	91,559,225

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions of United States dollars, except share, per share, percentage and ratio information)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
REVENUES:
Gross premiums written	$632.3	$754.1	$826.0	$880.6
Premiums ceded	(167.5)	(147.1)	(222.3)	(108.1)
Net premiums written	464.8	607.0	603.7	772.5
Change in unearned premiums	158.0	43.7	42.7	(204.0)
Net premiums earned	622.8	650.7	646.4	568.5
Net investment income	49.1	45.7	42.8	44.5
Net realized investment (losses) gains	(38.8)	(113.6)	(20.2)	45.0
Other income	1.0	0.7	0.9	0.9
	634.1	583.5	669.9	658.9
EXPENSES:
Net losses and loss expenses	412.7	416.9	431.5	325.2
Acquisition costs	96.0	100.1	100.6	78.7
General and administrative expenses	95.0	105.8	108.4	97.1
Other expense	1.9	1.3	1.2	1.8
Amortization and impairment of intangible assets	3.7	2.7	2.8	0.6
Interest expense	18.1	14.5	14.5	14.3
Foreign exchange loss (gain)	0.9	(0.8)	1.3	9.9
	628.3	640.5	660.3	527.6
Income (loss) before income taxes	5.8	(57.0)	9.6	131.3
Income tax expense (benefit)	4.0	(5.3)	0.1	7.0
NET INCOME (LOSS)	$1.8	$(51.7)	$9.5	$124.3
PER SHARE DATA
Basic earnings (loss) per share	0.02	(0.57)	0.10	1.30
Diluted earnings (loss) per share	0.02	(0.57)	0.10	1.27
Weighted average common shares outstanding	90,934,107	90,882,511	92,441,730	95,935,551
Weighted average common shares and common share equivalents outstanding	92,422,422	90,882,511	93,984,226	97,577,029

Schedule III
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Year Ended December 31, 2016
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$40.7	$4,191.3	$1,118.2	$1,266.9	$—	$862.2	$132.0	$223.3	$1,223.4
Global Markets Insurance	21.5	983.6	312.8	377.8	—	269.5	66.5	123.7	367.5
Reinsurance	58.9	1,464.3	257.1	699.4	—	370.1	141.3	64.5	664.9
Corporate	—	—	—	—	217.8	—	—	—	—
Total	$121.1	$6,639.2	$1,688.1	$2,344.1	$217.8	$1,501.8	$339.8	$411.5	$2,255.8
Year Ended December 31, 2015
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$70.1	$3,998.2	$1,061.5	$1,301.4	$—	$910.2	$139.6	$224.6	$1,358.1
Global Markets Insurance	26.2	972.4	327.8	366.8	—	240.3	70.9	108.4	324.1
Reinsurance	68.9	1,485.6	294.0	820.2	—	435.8	164.9	73.3	765.8
Corporate	—	—	—	—	182.1	—	—	—	—
Total	$165.2	$6,456.2	$1,683.3	$2,488.4	$182.1	$1,586.3	$375.4	$406.3	$2,448.0
Year Ended December 31, 2014
	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Costs	Net Premiums Written
North American Insurance	$55.7	$3,806.6	$1,003.1	$1,111.1	$—	$683.8	$105.9	$219.7	$1,230.8
Global Markets Insurance	23.3	568.2	223.4	162.6	—	61.1	18.2	68.1	188.0
Reinsurance	72.5	1,506.4	328.8	909.0	—	454.3	171.0	78.0	903.2
Corporate	—	—	—	—	176.9	—	—	—	—
Total	$151.5	$5,881.2	$1,555.3	$2,182.7	$176.9	$1,199.2	$295.1	$365.7	$2,322.0

S-1

Schedule IV
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
SUPPLEMENTARY REINSURANCE INFORMATION
(Expressed in thousands of United States dollars)

Property and Casualty:	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c) / (d)
Year Ended December 31, 2016	$2,359.6	$810.0	$706.2	$2,255.8	31%
Year Ended December 31, 2015	$2,291.6	$645.0	$801.4	$2,448.0	33%
Year Ended December 31, 2014	$1,996.8	$613.4	$938.6	$2,322.0	40%

S-2