Form 10-Q
period 2017-03-31
Allied World Assurance Co Holdings, AG
filed 2017-04-26
CIK 1163348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 19, 2017, 87,484,665 common shares were outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2017 and December 31, 2016
(Expressed in millions of United States dollars, except share and per share amounts)

	As of	As of
	March 31, 2017	December 31, 2016
ASSETS:
Fixed maturity investments trading, at fair value (amortized cost: 2017: $6,535.6; 2016: $6,874.4)	$6,473.1	$6,737.7
Equity securities trading, at fair value (cost: 2017: $237.7; 2016: $235.0)	255.2	243.9
Other invested assets	966.6	960.7
Total investments	7,694.9	7,942.3
Cash and cash equivalents	1,284.9	720.9
Restricted cash	60.6	76.5
Insurance balances receivable	862.2	784.0
Funds held	297.1	466.8
Prepaid reinsurance	478.7	486.4
Reinsurance recoverable	1,725.6	1,625.0
Reinsurance recoverable on paid losses	119.9	104.4
Accrued investment income	32.2	36.0
Net deferred acquisition costs	148.9	121.1
Goodwill	388.6	389.7
Intangible assets	104.2	104.7
Balances receivable on sale of investments	23.9	114.7
Net deferred tax assets	34.8	38.7
Other assets	171.0	167.8
Total assets	$13,427.5	$13,179.0
LIABILITIES:
Reserve for losses and loss expenses	$6,762.7	$6,639.2
Unearned premiums	1,813.2	1,688.1
Reinsurance balances payable	202.9	223.3
Balances due on purchases of investments	58.2	79.7
Senior notes:
Principal amount	800.0	800.0
Less unamortized discount and debt issuance costs	5.6	5.8
Senior notes, net	794.4	794.2
Other long-term debt	22.6	22.0
Accounts payable and accrued liabilities	135.2	180.7
Total liabilities	$9,789.2	$9,627.2
SHAREHOLDERS’ EQUITY:
Common shares: 2017 and 2016: par value CHF 4.10 per share (2017: 93,586,418; 2016: 93,586,418 shares issued and 2017: 87,483,715; 2016: 87,098,120 shares outstanding)	378.8	378.8
Treasury shares, at cost (2017: 6,102,703; 2016: 6,488,298)	(223.6)	(233.8)
Accumulated other comprehensive loss	(5.9)	(11.6)
Retained earnings	3,489.0	3,418.4
Total shareholders’ equity	3,638.3	3,551.8
Total liabilities and shareholders’ equity	$13,427.5	$13,179.0
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
for the three months ended March 31, 2017 and 2016
(Expressed in millions of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Gross premiums written	$860.9	$863.5
Premiums ceded	(184.8)	(159.5)
Net premiums written	676.1	704.0
Change in unearned premiums	(131.2)	(123.9)
Net premiums earned	544.9	580.1
Net investment income	52.3	53.3
Net realized investment gains	40.7	18.9
Other income	1.3	0.6
Total revenue	639.2	652.9
EXPENSES:
Net losses and loss expenses	359.0	372.4
Acquisition costs	77.1	88.3
General and administrative expenses	104.1	96.4
Other expense	7.1	1.1
Amortization of intangible assets	2.3	2.5
Interest expense	10.4	20.0
Foreign exchange loss (gain)	1.4	(3.0)
Total expenses	561.4	577.7
Income before income taxes	77.8	75.2
Income tax (benefit) expense	(2.5)	1.1
NET INCOME	80.3	74.1
Other comprehensive income: foreign currency translation adjustment	5.7	3.1
COMPREHENSIVE INCOME	$86.0	$77.2
PER SHARE DATA:
Basic earnings per share	$0.92	$0.82
Diluted earnings per share	$0.90	$0.81
Weighted average common shares outstanding	87,291,369	90,254,512
Weighted average common shares and common share equivalents outstanding	89,133,212	91,559,225
Dividends paid per share	$—	$0.260
See accompanying notes to the consolidated financial statements.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the three months ended March 31, 2017 and 2016
(Expressed in millions of United States dollars)

	Three Months Ended March 31,
	2017	2016
Share capital
Balance at the beginning of the year	$378.8	$386.7
Shares canceled	—	(11.6)
Balance at the end of the year	378.8	375.1

Treasury shares
Balance at the beginning of the year	(233.8)	(155.1)
Stock compensation	10.2	8.8
Shares repurchased	—	(50.0)
Shares canceled	—	50.0
Balance at the end of the year	(223.6)	(146.3)

Accumulated other comprehensive loss
Balance at the beginning of the year	(11.6)	(9.3)
Foreign currency translation adjustment	5.7	3.1
Balance at the end of the year	(5.9)	(6.2)

Retained earnings
Balance at the beginning of the year	3,418.4	3,310.2
Net income	80.3	74.1
Dividends	—	(23.4)
Stock compensation	(9.7)	(9.7)
Shares canceled	—	(38.4)
Balance at the end of the year	3,489.0	3,312.8

Total shareholders' equity	$3,638.3	$3,535.4

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2017 and 2016
(Expressed in millions of United States dollars)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$80.3	$74.1
Adjustments to reconcile net income to cash provided by operating activities:
Net realized losses (gains) on sales of investments	13.1	(12.0)
Mark to market adjustments	(52.8)	(27.1)
Stock compensation expense	5.5	3.9
Undistributed income of equity method investments	1.4	9.2
Changes in:
Reserve for losses and loss expenses, net of reinsurance recoverables	22.9	86.9
Unearned premiums, net of prepaid reinsurance	132.7	125.5
Insurance balances receivable	(78.3)	(139.5)
Reinsurance recoverable on paid losses	(15.5)	13.8
Funds held	169.7	287.7
Reinsurance balances payable	(20.4)	7.3
Net deferred acquisition costs	(27.8)	(21.7)
Net deferred tax assets	3.9	(0.6)
Accounts payable and accrued liabilities	(45.5)	(50.1)
Other items, net	6.2	(9.9)
Net cash provided by operating activities	195.4	347.5
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	(779.8)	(1,530.0)
Purchases of other invested assets	(11.4)	(8.1)
Sales of trading securities	1,141.9	1,414.6
Sales of other invested assets	0.5	38.7
Purchases of fixed assets	(1.0)	(0.6)
Change in restricted cash	15.9	(26.8)
Net cash provided by (used in) investing activities	366.1	(112.2)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	—	(23.4)
Proceeds from the exercise of stock options, net of taxes paid	1.4	0.4
Repayment of other long-term debt	(0.1)	(0.1)
Share repurchases	—	(50.0)
Net cash provided by (used in) financing activities	1.3	(73.1)
Effect of exchange rate changes on foreign currency cash	1.2	1.8
NET INCREASE IN CASH AND CASH EQUIVALENTS	564.0	164.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	720.9	608.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,284.9	$772.0
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.2	$1.0
Cash paid for interest expense	$—	$18.8
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

On December 18, 2016, the Company entered into a merger agreement with Fairfax Financial Holdings Limited (“Fairfax”), whereby Fairfax will acquire all of the outstanding ordinary shares of Allied World Switzerland. Under the terms of the merger agreement, Allied World Switzerland shareholders will receive a combination of Fairfax subordinate voting shares and cash having a value equal to $54.00 per Allied World Switzerland share (based on the closing price of Fairfax’s subordinate voting shares on December 16, 2016). The merger agreement has been unanimously approved by both companies’ Boards of Directors. The acquisition is expected to be consummated following the satisfaction of customary closing conditions. The acquisition is anticipated to close in the second quarter of 2017. There can be no assurances that the acquisition will occur.

2. BASIS OF PREPARATION AND CONSOLIDATION

These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are normal and recurring in nature and necessary for a fair presentation of financial position and results of operations as of the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year.

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after January 1, 2019, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on future financial statements and disclosures.

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
In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank-owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. The only item above that will impact the Company is the guidance related to distributions from equity method investees. The Company currently utilizes the nature of distribution approach for classifying such distributions and will adopt ASU 2016-15 for reporting periods beginning January 1, 2018. As the nature of distribution approach is an acceptable method under ASU 2016-15, the Company does not expect the adoption of ASU 2016-15 to have a material impact on the statement of cash flows.

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
(Expressed in millions, except share, per share, percentage and ratio information)

4. INVESTMENTS

a) Trading Securities

Securities accounted for at fair value with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (the “consolidated income statements”) by category are as follows:

	March 31, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. government and government agencies	$1,410.5	$1,433.9	$1,426.0	$1,454.5
Non-U.S. government and government agencies	543.2	554.2	469.9	496.5
States, municipalities and political subdivisions	41.7	40.7	354.1	355.8
Corporate debt:
Financial institutions	1,046.4	1,043.2	1,032.7	1,033.6
Industrials	1,379.2	1,375.8	1,321.3	1,322.3
Utilities	153.2	153.3	140.0	140.7
Mortgage-backed:
Agency mortgage-backed	595.6	593.9	614.5	612.5
Non-agency residential mortgage-backed	23.4	22.0	23.9	22.7
Commercial mortgage-backed	467.1	491.5	598.0	636.1
Asset-backed	812.8	827.3	757.3	772.6
Total fixed maturity investments, trading	$6,473.1	$6,535.6	$6,737.7	$6,847.4

	March 31, 2017		December 31, 2016
	Fair Value	Original Cost	Fair Value	Original Cost
Equity securities	$255.2	$237.7	$243.9	$235.0
Other invested assets	902.7	842.6	897.8	831.2
	$1,157.9	$1,080.3	$1,141.7	$1,066.2

Other invested assets, included in the table above, include investments in private equity funds and hedge funds that are accounted for at fair value, but excludes other private securities described below in Note 4(b) that are accounted for using the equity method of accounting.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

b) Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of March 31, 2017 and December 31, 2016 were as follows:

Investment Type	Carrying Value as of March 31, 2017	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$281.5	$281.5	1 - 15 Years	$—			$208.8
Levered credit	211.2	211.2	3 - 9 Years	—			189.2
Real estate	68.9	68.9	6 - 8 Years	—			191.6
Distressed	4.8	4.8	1 Year	—			3.8
Total private equity	566.4	566.4		—			593.4
Distressed	173.3	—		173.3	Quarterly	60 Days	—
Relative value credit	87.4	—		87.4	Quarterly	60 Days	—
Equity long/short	65.1	—		65.1	Quarterly	45 Days	—
Fund of funds	10.5	—		10.5	Quarterly	60 Days	—
Total hedge funds	336.3	—		336.3			—
Total other invested assets at fair value	902.7	566.4		336.3			593.4
Other private securities	63.9	—		63.9			—
Total other invested assets	$966.6	$566.4		$400.2			$593.4

Investment Type	Carrying Value as of December 31, 2016	Investments with Redemption Restrictions	Estimated Remaining Restriction Period	Investments without Redemption Restrictions	Redemption Frequency(1)	Redemption Notice Period(1)	Unfunded Commitments
Private equity	$281.0	$281.0	1 - 15 Years	$—			$219.3
Levered credit	204.9	204.9	3 - 9 Years	—			190.8
Real estate	68.9	68.9	6 - 8 Years	—			191.6
Distressed	5.0	5.0	1 Year	—			3.8
Total private equity	559.8	559.8		—			605.5
Distressed	175.3	—		175.3	Quarterly	60 Days	—
Relative value credit	84.8	—		84.8	Quarterly	60 Days	—
Equity long/short	67.9	—		67.9	Quarterly	45 Days	—
Fund of Funds	10.0	—		10.0	Quarterly	60 Days	—
Total hedge funds	338.0	—		338.0			—
Total other invested assets at fair value	897.8	559.8		338.0			605.5
Other private securities	62.9	—		62.9			—
Total other invested assets	$960.7	$559.8		$400.9			$605.5
_______________________

(1)	The redemption frequency and notice periods only apply to the investments without redemption restrictions.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

c) Net Investment Income

	Three Months Ended March 31,
	2017	2016
Fixed maturity investments	$44.9	$48.0
Equity securities	2.9	1.8
Other invested assets: hedge funds and private equity	7.0	4.7
Other invested assets: other private securities	1.0	3.1
Cash and cash equivalents	0.9	0.5
Expenses	(4.4)	(4.8)
Net investment income	$52.3	$53.3

d) Components of Realized Gains and Losses

	Three Months Ended March 31,
	2017	2016
Gross realized gains on sale of invested assets	$23.8	$54.0
Gross realized losses on sale of invested assets	(32.3)	(41.9)
Net realized and unrealized losses on derivatives	(4.0)	(22.9)
Mark-to-market gains (losses):
Fixed maturity investments, trading	46.7	62.3
Equity securities, trading	12.9	(15.1)
Other invested assets, trading	(6.4)	(17.5)
Net realized investment gains	$40.7	$18.9

e) Pledged Assets

As of March 31, 2017 and December 31, 2016, $2,719.8 million and $2,687.7 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in trust accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2017 and December 31, 2016, a further $575.3 million and $587.6 million, respectively, of cash and cash equivalents and investments were pledged as collateral for the Company’s letter of credit facilities. See Note 11(g) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for details on the Company’s credit facilities.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

5. DERIVATIVE INSTRUMENTS

As of March 31, 2017 and December 31, 2016, none of the Company’s derivatives were designated as hedges for accounting purposes. The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheets:

	March 31, 2017				December 31, 2016
	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value	Asset Derivative Notional Amount	Asset Derivative Fair Value	Liability Derivative Notional Amount	Liability Derivative Fair Value
Foreign exchange contracts	$1.8	$—	$57.9	$0.3	$103.2	$10.4	$4.1	$0.1
Interest rate swaps	—	—	100.0	0.2	—	—	—	—
Insurance contracts	225.0	6.5	—	—	225.0	7.4	—	—
Reinsurance contracts	—	—	120.0	3.4	—	—	110.0	4.0
Total derivatives	$226.8	$6.5	$277.9	$3.9	$328.2	$17.8	$114.1	$4.1

Derivative assets and derivative liabilities are classified within “other assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets.

The following table provides the net realized and unrealized gains (losses) on derivatives not designated as hedges recorded on the consolidated income statements:

	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$0.8	$2.3
Total included in foreign exchange loss (gain)	0.8	2.3
Foreign exchange contracts	(0.8)	(14.9)
Interest rate swaps and futures	(3.2)	(8.0)
Total included in net realized investment gains	(4.0)	(22.9)
Insurance contracts	(0.9)	—
Reinsurance contracts	0.2	(0.4)
Total included in other income (other expense)	(0.7)	(0.4)
Total realized and unrealized losses on derivatives	$(3.9)	$(21.0)

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

The Company purchases and sells interest rate future and interest rate swap contracts to actively manage the duration and yield curve positioning of its fixed income portfolio. Interest rate futures and interest rate swaps can efficiently increase or decrease the overall duration of the portfolio. Additionally, interest rate future and interest rate swap contracts can be utilized to obtain the desired position along the yield curve in order to protect against certain future yield curve shapes. In addition, the Company purchases options to actively manage its equity portfolio.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The Company has also entered into insurance and reinsurance contracts that are required to be accounted for as derivatives. This will be the case when the insurance or reinsurance contract provides indemnification to the insured or cedent as a result of a change in a variable versus an identifiable insurable event, such as single-trigger industry loss warranties. The Company considers these insurance and reinsurance contracts to be an extension of its overall insurance operations.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

March 31, 2017	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,410.5	$1,410.5	$1,357.5	$53.0	$—
Non-U.S. government and government agencies	543.2	543.2	—	543.2	—
States, municipalities and political subdivisions	41.7	41.7	—	41.7	—
Corporate debt:
Financial institutions	1,046.4	1,046.4	—	1,044.4	2.0
Industrials	1,379.2	1,379.2	—	1,379.2	—
Utilities	153.2	153.2	—	153.2	—
Mortgage-backed:
Agency mortgage-backed	595.6	595.6	—	444.3	151.3
Non-agency residential mortgage-backed	23.4	23.4	—	23.4	—
Commercial mortgage-backed	467.1	467.1	—	467.1	—
Asset-backed	812.8	812.8	—	762.8	50.0
Total fixed maturity investments	$6,473.1	$6,473.1	$1,357.5	$4,912.3	$203.3
Equity securities	255.2	255.2	230.7	—	24.5
Other invested assets(1)	902.7	902.7	—	—	—
Total investments	$7,631.0	$7,631.0	$1,588.2	$4,912.3	$227.8
Derivative assets:
Insurance contracts	$6.5	$6.5	$—	$—	$6.5
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$0.3	$0.3	$—	$0.3	$—
Interest rate swaps	0.2	0.2	—	0.2	—
Reinsurance contracts	3.4	3.4	—	—	3.4
Senior notes	794.4	825.6	—	825.6	—
Other long-term debt	22.6	27.1	—	27.1	—

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

December 31, 2016	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
ASSETS:
Fixed maturity investments:
U.S. government and government agencies	$1,426.0	$1,426.0	$1,379.6	$46.4	$—
Non-U.S. government and government agencies	469.9	469.9	—	469.9	—
States, municipalities and political subdivisions	354.1	354.1	—	354.1	—
Corporate debt:
Financial institutions	1,032.7	1,032.7	—	1,031.2	1.5
Industrials	1,321.3	1,321.3	—	1,321.3	—
Utilities	140.0	140.0	—	140.0	—
Mortgage-backed:
Agency mortgage-backed	614.5	614.5	—	475.9	138.7
Non-agency residential mortgage-backed	23.9	23.9	—	23.9	—
Commercial mortgage-backed	598.0	598.0	—	598.0	—
Asset-backed	757.3	757.3	—	697.8	59.5
Total fixed maturity investments	$6,737.7	$6,737.7	$1,379.6	$5,158.5	$199.7
Equity securities	243.9	243.9	219.2	—	24.7
Other invested assets(1)	897.8	897.8	—	—	—
Total investments	$7,879.4	$7,879.4	$1,598.8	$5,158.5	$224.4
Derivative assets:
Foreign exchange contracts	$10.4	$10.4	$—	$10.4	$—
Insurance contracts	7.4	7.4	—	—	7.4
LIABILITIES:
Derivative liabilities:
Foreign exchange contracts	$0.1	$0.1	$—	$0.1	$—
Reinsurance contracts	4.0	4.0	—	—	4.0
Senior notes	794.2	827.1	—	827.1	—
Other long-term debt	22.0	26.7	—	26.7	—
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

Corporate debt: Comprised of bonds issued by or loan obligations of corporations that are diversified across a wide range of issuers and industries. The fair value of corporate debt that are short-term are priced using spread above the LIBOR yield curve, and the fair value of corporate debt that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate debt are included in the Level 2 fair value hierarchy, unless the significant inputs used to price the corporate debt securities are broker-dealer quotes and the Company is not able to determine if those quotes are based on observable market inputs, in which case the fair value is included in the Level 3 hierarchy.

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

Equity securities: Comprised of U.S. and foreign common and preferred stocks and mutual funds. Equities are generally included in the Level 1 fair value hierarchy as prices are obtained from market exchanges in active markets. Non-U.S. mutual funds where the net asset value (“NAV”) is not provided on a daily basis are included in the Level 3 fair value hierarchy. Also, the Company's remaining equity interest in an equity security that it no longer accounts for under the equity method of accounting is included in the Level 3 fair value hierarchy as the fair value is based on the enterprise value of that security that is not a publicly traded company.

Other invested assets: Comprised of funds invested in a range of diversified strategies. In accordance with U.S. GAAP, the fair values of the funds are based on the NAV of the funds as reported by the fund manager. The Company does not measure its investments that are accounted for using the equity method of accounting at fair value, unless an other-than-temporary impairment is recorded.

Derivative instruments: The fair value of foreign exchange contracts, interest rate futures and swaps are priced from quoted market prices for similar exchange-traded derivatives and pricing valuation models that utilize independent market data inputs. The fair value of foreign exchange contracts, interest rate futures and swaps are included in the Level 2 fair value hierarchy. The fair value of the insurance and reinsurance contracts are based on an internal model that estimates the expected value based on multiple scenarios (i.e., Monte-Carlo simulation) and discounted back to current value. The key unobservable inputs are the discount rate, which was 10%, and the values of the underlying insured risks. Given the inputs to the internal model are unobservable, the fair value of the insurance and reinsurance contracts are included in the Level 3 fair value hierarchy.

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

Rollforward of Level 3 Financial Instruments

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2017	Corporate Debt - Financial Institutions	Agency MBS	Non-agency RMBS	Asset-backed	Equities	Insurance Contracts	Reinsurance Contracts
Opening balance	$1.5	$138.7	$—	$59.5	$24.7	$7.4	$(4.0)
Realized and unrealized gains (losses) included in net income	(0.1)	(0.3)	—	(0.2)	(0.2)	(0.9)	0.6
Purchases	0.6	29.9	—	31.3	—	—	—
Sales	—	(17.0)	—	(5.0)	—	—	—
Transfers into Level 3 from Level 2	—	—	—	1.2	—	—	—
Transfers out of Level 3 into Level 2(1)	—	—	—	(36.8)	—	—	—
Ending balance	$2.0	$151.3	$—	$50.0	$24.5	$6.5	$(3.4)
Three Months Ended March 31, 2016
Opening balance	$—	$101.1	$5.0	$63.0	$—	$—	$—
Realized and unrealized gains (losses) included in net income	—	1.6	0.1	(0.8)	—	—	—
Purchases	—	40.4	—	9.0	—	—	—
Sales	—	(3.6)	(0.1)	(2.1)	—	—	—
Transfers into Level 3 from Level 2	—	1.6	—	9.9	—	—	—
Transfers out of Level 3 into Level 2(1)	—	—	—	(15.4)	—	—	—
Ending balance	$—	$141.1	$5.0	$63.6	$—	$—	$—
_______________________

(1)	Transfers out of Level 3 are primarily attributable to the availability of market observable information.

The Company attempts to verify the significant inputs used by broker-dealers in determining the fair value of the securities priced by them. If the Company could not obtain sufficient information to determine if the broker-dealers were using

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

significant observable inputs, such securities have been transferred to the Level 3 fair value hierarchy. The Company believes the prices obtained from the broker-dealers are the best estimate of fair value of the securities being priced, as the broker-dealers are typically involved in the initial pricing of the security, and the Company has compared the price per the broker-dealer to other pricing sources and noted no material differences. The Company recognizes transfers between levels at the end of the reporting period. There were no transfers between Level 1 and Level 2 during the period.

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

7. RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for losses and loss expenses consists of the following:

	March 31, 2017	December 31, 2016
Outstanding loss reserves	$1,899.9	$1,807.5
Reserves for losses incurred but not reported	4,862.8	4,831.7
Reserve for losses and loss expenses	$6,762.7	$6,639.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2017	2016
Gross liability at beginning of period	$6,639.2	$6,456.2
Reinsurance recoverable at beginning of period	(1,625.0)	(1,480.0)
Net liability at beginning of period	5,014.2	4,976.2
Net losses incurred related to:
Current year	360.5	397.8
Prior years	(1.5)	(25.4)
Total incurred	359.0	372.4
Net paid losses related to:
Current year	6.5	6.7
Prior years	336.9	282.5
Total paid	343.4	289.2
Foreign exchange revaluation and other	7.3	3.7
Net liability at end of period	5,037.1	5,063.1
Reinsurance recoverable at end of period	1,725.6	1,512.0
Gross liability at end of period	$6,762.7	$6,575.1

For the three months ended March 31, 2017, the Company recorded net favorable prior year reserve development primarily due to lower than expected claims development in the Global Markets Insurance and Reinsurance segments, partially offset by unfavorable prior year reserve development in the North American Insurance segment. The unfavorable loss reserve development in the North American Insurance segment was primarily due to higher than expected reported losses in the casualty line of business for the 2012 and 2014 loss years, the professional liability line of business for the 2013 loss year, the property line of business for the 2015 and 2016 loss years, the healthcare line of business for the 2012 and 2013 loss years and the other specialty line of business for the 2013 and 2015 loss years.

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

Management has deemed all material tax positions to have a greater than 50% likelihood of being sustained based on technical merits if challenged. The Company does not expect any material unrecognized tax benefits within 12 months of March 31, 2017.

The Company recorded an income tax benefit of $1.8 million during the three months ended March 31, 2017 related to excess tax benefits due to the adoption of Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which became effective January 1, 2017. ASU 2016-09 requires excess tax benefits related to stock compensation to be recorded as an income tax benefit instead of as an increase to additional paid-in capital.
9. SHAREHOLDERS’ EQUITY

a) Authorized shares

The issued share capital consists of the following:

	March 31, 2017	December 31, 2016
Common shares issued and fully paid, 2017 and 2016: CHF 4.10 per share	93,586,418	93,586,418
Share capital at end of period	$378.8	$378.8

Three Months Ended March 31, 2017
Shares issued at beginning of period	93,586,418
Shares canceled	—
Total shares issued at end of period	93,586,418
Treasury shares issued at beginning of period	6,488,298
Shares repurchased	—
Shares issued out of treasury	(385,595)
Shares canceled	—
Total treasury shares at end of period	6,102,703
Total shares outstanding at end of period	87,483,715

During the three months ended March 31, 2017, no shares repurchased and designated for cancellation were constructively retired and canceled.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

b) Dividends

On April 19, 2016, the shareholders approved the Company's proposal to pay cash dividends in the form of a distribution out of the general legal reserve from capital contributions. The distribution amounts are paid to shareholders in quarterly installments of $0.26 per share. The first three installments of the dividend were paid to shareholders on June 30, 2016, September 29, 2016 and December 29, 2016. In connection with the announced transaction with Fairfax, at a special meeting of the Company’s shareholders held on March 22, 2017, the Company’s shareholders approved the payment of a special cash dividend of $5.00 per common share, or approximately $437.0 million based on the common shares outstanding as of March 31, 2017, and agreed to forego the fourth installment of the previously approved $0.26 quarterly dividend.  The special dividend is conditioned upon, and will be payable shortly after, the consummation of the exchange offer contemplated by the Fairfax transaction.

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

10. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Net income	$80.3	$74.1
Weighted average common shares outstanding	87,291,369	90,254,512
Basic earnings per share	$0.92	$0.82

	Three Months Ended March 31,
	2017	2016
Diluted earnings per share:
Net income	$80.3	$74.1
Weighted average common shares outstanding	87,291,369	90,254,512
Share equivalents:
Stock options	987,726	832,747
RSUs and performance-based equity awards	854,117	451,268
Employee share purchase plan	—	20,698
Weighted average common shares and common share equivalents outstanding - diluted	89,133,212	91,559,225
Diluted earnings per share	$0.90	$0.81

For the three months ended March 31, 2017 and 2016, a weighted average of nil and 353,679 RSUs, respectively, were considered anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

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

The North American Insurance segment includes the Company’s specialty insurance operations in the United States, Bermuda and Canada, as well as the Company's claims administration services operation. This segment provides both property and specialty casualty insurance primarily to North American domiciled accounts. The Global Markets Insurance segment includes the Company’s specialty insurance operations in Europe and Asia Pacific, which includes offices in Dublin, Hong Kong, Labuan, London, Singapore, Sydney, and Zug, as well as the Company's insurance agency operation. This segment provides both property and casualty insurance primarily to non-North American domiciled accounts. The Reinsurance segment includes the Company’s reinsurance operations in Bermuda, London, Miami, New York, Singapore, and Zug. This segment provides reinsurance of property, general casualty, professional liability, specialty lines and property catastrophe coverages written by insurance companies. The Company presently writes reinsurance on both a treaty and a facultative basis, targeting several niche reinsurance markets.

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

The Company measures its segment profit or loss as underwriting income or loss plus other insurance-related income and expenses, which may include the net earnings from our claims administration services operations and other income or expense that is not directly related to our underwriting operations. Management measures results for each segment's underwriting income or loss on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and “combined ratio.” The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The expense ratio is the sum of the “acquisition cost ratio” and the “general and administrative expense ratio”. The “combined ratio” is the sum of the “loss and loss expense ratio,” the “acquisition cost ratio” and the “general and administrative expense ratio.”

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The following tables provide a summary of the segment results:

Three Months Ended March 31, 2017	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$396.8	$115.8	$348.3	$860.9
Net premiums written	253.9	89.6	332.6	676.1
Net premiums earned	295.0	92.7	157.2	544.9
Net losses and loss expenses	(218.2)	(55.2)	(85.6)	(359.0)
Acquisition costs	(25.4)	(16.2)	(35.5)	(77.1)
General and administrative expenses	(59.0)	(28.2)	(16.9)	(104.1)
Underwriting (loss) income	(7.6)	(6.9)	19.2	4.7
Other insurance-related income	0.5	0.8	—	1.3
Other insurance-related expenses	(1.4)	(0.4)	(0.5)	(2.3)
Segment (loss) income	(8.5)	(6.5)	18.7	3.7
Net investment income				52.3
Net realized investment gains				40.7
Amortization of intangible assets				(2.3)
Other expenses				(4.8)
Interest expense				(10.4)
Foreign exchange loss				(1.4)
Income before income taxes				$77.8

Loss and loss expense ratio	74.0%	59.5%	54.5%	65.9%
Acquisition cost ratio	8.6%	17.5%	22.6%	14.1%
General and administrative expense ratio	20.0%	30.4%	10.7%	19.1%
Expense ratio	28.6%	47.9%	33.3%	33.2%
Combined ratio	102.6%	107.4%	87.8%	99.1%

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2016	North American Insurance	Global Markets Insurance	Reinsurance	Total
Gross premiums written	$379.2	$115.5	$368.8	$863.5
Net premiums written	266.2	87.6	350.2	704.0
Net premiums earned	316.3	94.2	169.6	580.1
Net losses and loss expenses	(216.3)	(67.8)	(88.3)	(372.4)
Acquisition costs	(33.9)	(17.9)	(36.5)	(88.3)
General and administrative expenses	(52.2)	(29.0)	(15.2)	(96.4)
Underwriting income (loss)	13.9	(20.5)	29.6	23.0
Other insurance-related income	0.6	—	—	0.6
Other insurance-related expenses	(0.7)	—	(0.4)	(1.1)
Segment income (loss)	13.8	(20.5)	29.2	22.5
Net investment income				53.3
Net realized investment gains				18.9
Amortization of intangible assets				(2.5)
Interest expense				(20.0)
Foreign exchange gain				3.0
Income before income taxes				$75.2

Loss and loss expense ratio	68.4%	72.0%	52.1%	64.2%
Acquisition cost ratio	10.7%	19.0%	21.5%	15.2%
General and administrative expense ratio	16.5%	30.8%	8.9%	16.6%
Expense ratio	27.2%	49.8%	30.4%	31.8%
Combined ratio	95.6%	121.8%	82.5%	96.0%

The following table shows an analysis of the Company’s gross premiums written by geographic location of the Company’s subsidiaries and branches. All intercompany premiums have been eliminated.

	Three Months Ended March 31,
	2017	2016
United States	$537.2	$524.0
Bermuda	142.6	144.2
Europe	94.0	88.9
Asia Pacific	82.5	102.2
Canada	4.6	4.2
Total gross premiums written	$860.9	$863.5

Europe includes gross premiums written attributable to Switzerland of $35.1 million and $35.6 million for the three months ended March 31, 2017 and 2016, respectively.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

The following table shows the Company’s net premiums earned by line of business for each segment for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
North American Insurance:
Casualty	$92.1	$96.7
Professional liability	81.6	101.5
Programs	47.6	39.6
Other specialty	32.6	25.2
Property	27.3	33.8
Healthcare	13.8	19.5
Total	295.0	316.3

Global Markets Insurance:
Other specialty	30.9	30.8
Professional liability	23.0	23.5
Casualty	21.3	23.6
Property	17.5	16.3
Total	92.7	94.2

Reinsurance:
Property	76.6	84.4
Casualty	44.2	46.2
Specialty	36.4	39.0
Total	157.2	169.6
Total net premiums earned	$544.9	$580.1

12. COMMITMENTS AND CONTINGENCIES

The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2017, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

13. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

The following tables present unaudited condensed consolidating financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 for Allied World Switzerland (the “Parent Guarantor”) and Allied World Bermuda (the “Subsidiary Issuer”). The Subsidiary Issuer is a direct, 100%-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees the senior notes issued by the Subsidiary Issuer.

Unaudited Condensed Consolidating Balance Sheet:

As of March 31, 2017	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,694.9	$—	$7,694.9
Cash and cash equivalents	14.8	25.8	1,244.3	—	1,284.9
Insurance balances receivable	—	—	862.2	—	862.2
Funds held	—	—	297.1	—	297.1
Reinsurance recoverable	—	—	1,725.6	—	1,725.6
Reinsurance recoverable on paid losses	—	—	119.9	—	119.9
Net deferred acquisition costs	—	—	148.9	—	148.9
Goodwill and intangible assets	—	—	492.8	—	492.8
Balances receivable on sale of investments	—	—	23.9	—	23.9
Investments in subsidiaries	3,068.0	3,608.3	—	(6,676.3)	—
Due from subsidiaries	567.4	22.9	17.0	(607.3)	—
Other assets	1.1	0.8	775.4	—	777.3
Total assets	$3,651.3	$3,657.8	$13,402.0	$(7,283.6)	$13,427.5
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,762.7	$—	$6,762.7
Unearned premiums	—	—	1,813.2	—	1,813.2
Reinsurance balances payable	—	—	202.9	—	202.9
Balances due on purchases of investments	—	—	58.2	—	58.2
Senior notes	—	794.4	—	—	794.4
Other long-term debt	—	—	22.6	—	22.6
Due to subsidiaries	9.4	7.6	590.3	(607.3)	—
Other liabilities	3.6	15.3	116.3	—	135.2
Total liabilities	13.0	817.3	9,566.2	(607.3)	9,789.2
Total shareholders’ equity	3,638.3	2,840.5	3,835.8	(6,676.3)	3,638.3
Total liabilities and shareholders’ equity	$3,651.3	$3,657.8	$13,402.0	$(7,283.6)	$13,427.5

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

As of December 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
ASSETS:
Investments	$—	$—	$7,942.3	$—	$7,942.3
Cash and cash equivalents	13.1	0.8	707.0	—	720.9
Insurance balances receivable	—	—	784.0	—	784.0
Funds held	—	—	466.8	—	466.8
Reinsurance recoverable	—	—	1,625.0	—	1,625.0
Reinsurance recoverable on paid losses	—	—	104.4		104.4
Net deferred acquisition costs	—	—	121.1	—	121.1
Goodwill and intangible assets	—	—	494.4	—	494.4
Balances receivable on sale of investments	—	—	114.7	—	114.7
Investments in subsidiaries	3,433.7	4,020.1	—	(7,453.8)	—
Due from subsidiaries	115.6	—	29.9	(145.5)	—
Other assets	1.8	0.8	802.8	—	805.4
Total assets	$3,564.2	$4,021.7	$13,192.4	$(7,599.3)	$13,179.0
LIABILITIES:
Reserve for losses and loss expenses	$—	$—	$6,639.2	$—	$6,639.2
Unearned premiums	—	—	1,688.1	—	1,688.1
Reinsurance balances payable	—	—	223.3	—	223.3
Balances due on purchases of investments	—	—	79.7	—	79.7
Senior notes	—	794.2	—	—	794.2
Other long-term debt	—	—	22.0	—	22.0
Due to subsidiaries	10.0	20.0	115.6	(145.6)	—
Other liabilities	2.4	5.7	172.6	—	180.7
Total liabilities	12.4	819.9	8,940.5	(145.6)	9,627.2
Total shareholders’ equity	3,551.8	3,201.8	4,251.9	(7,453.7)	3,551.8
Total liabilities and shareholders’ equity	$3,564.2	$4,021.7	$13,192.4	$(7,599.3)	$13,179.0

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income:

Three Months Ended March 31, 2017	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$544.9	$—	$544.9
Net investment income	—	—	52.3	—	52.3
Net realized investment gains	—	—	40.7	—	40.7
Other income	—	—	1.3	—	1.3
Net losses and loss expenses	—	—	(359.0)	—	(359.0)
Acquisition costs	—	—	(77.1)	—	(77.1)
General and administrative expenses	(9.1)	(0.3)	(94.7)	—	(104.1)
Other expense	(0.9)	(0.1)	(6.1)	—	(7.1)
Amortization of intangible assets	—	—	(2.3)	—	(2.3)
Interest expense	—	(9.8)	(0.6)	—	(10.4)
Foreign exchange gain (loss)	—	—	(1.4)	—	(1.4)
Income tax (expense) benefit	(0.9)	—	3.4	—	2.5
Equity in earnings of consolidated subsidiaries	91.2	106.5	—	(197.7)	—
NET INCOME (LOSS)	$80.3	$96.3	$101.4	$(197.7)	$80.3
Other comprehensive income (loss)	5.7	—	5.7	(5.7)	5.7
COMPREHENSIVE INCOME (LOSS)	$86.0	$96.3	$107.1	$(203.4)	$86.0

Three Months Ended March 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
Net premiums earned	$—	$—	$580.1	$—	$580.1
Net investment income	—	—	53.3	—	53.3
Net realized investment gains	—	—	18.9	—	18.9
Other income	—	—	0.6	—	0.6
Net losses and loss expenses	—	—	(372.4)	—	(372.4)
Acquisition costs	—	—	(88.3)	—	(88.3)
General and administrative expenses	0.6	0.5	(97.5)	—	(96.4)
Other expense	—	—	(1.1)	—	(1.1)
Amortization of intangible assets	—	—	(2.5)	—	(2.5)
Interest expense	—	(19.4)	(0.6)	—	(20.0)
Foreign exchange gain (loss)	—	—	3.0	—	3.0
Income tax (expense) benefit	(0.3)	—	(0.8)	—	(1.1)
Equity in earnings of consolidated subsidiaries	73.8	95.9	—	(169.7)	—
NET INCOME (LOSS)	$74.1	$77.0	$92.7	$(169.7)	$74.1
Other comprehensive income (loss)	3.1	—	3.1	(3.1)	3.1
COMPREHENSIVE INCOME (LOSS)	$77.2	$77.0	$95.8	$(172.8)	$77.2

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Unaudited Condensed Consolidating Statement of Cash Flows:

Three Months Ended March 31, 2017	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$0.3	$35.0	$181.3	$(20.0)	$196.6
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(779.8)	—	(779.8)
Purchases of other invested assets	—	—	(11.4)	—	(11.4)
Sales of trading securities	—	—	1,141.9	—	1,141.9
Sales of other invested assets	—	—	0.5	—	0.5
Other	—	—	14.9	—	14.9
Net cash provided by (used in) investing activities	—	—	366.1	—	366.1
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	—	—	—	—	—
Intercompany dividends paid	—	(10.0)	(10.0)	20.0	—
Proceeds from the exercise of stock options	1.4	—	—	—	1.4
Repayment of other long-term debt	—	—	(0.1)	—	(0.1)
Net cash provided by (used in) financing activities	1.4	(10.0)	(10.1)	20.0	1.3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.7	25.0	537.3	—	564.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13.1	0.8	707.0	—	720.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14.8	$25.8	$1,244.3	$—	$1,284.9

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in millions, except share, per share, percentage and ratio information)

Three Months Ended March 31, 2016	Allied World Switzerland (Parent Guarantor)	Allied World Bermuda (Subsidiary Issuer)	Other Allied World Subsidiaries	Consolidating Adjustments	Allied World Switzerland Consolidated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$69.7	$78.9	$377.4	$(176.7)	$349.3
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of trading securities	—	—	(1,530.0)	—	(1,530.0)
Purchases of other invested assets	—	—	(8.1)	—	(8.1)
Sales of trading securities	—	—	1,414.6	—	1,414.6
Sales of other invested assets	—	—	38.7	—	38.7
Other	—	—	(27.4)	—	(27.4)
Net cash provided by (used in) investing activities	—	—	(112.2)	—	(112.2)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Dividends paid	(23.4)	—	—	—	(23.4)
Intercompany dividends paid	—	(78.5)	(98.2)	176.7	—
Proceeds from the exercise of stock options	0.4	—	—	—	0.4
Repayment of other long-term debt	—	—	(0.1)	—	(0.1)
Share repurchases	(50.0)	—	—	—	(50.0)
Net cash provided by (used in) financing activities	(73.0)	(78.5)	(98.3)	176.7	(73.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.3)	0.4	166.9	—	164.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21.8	1.0	585.2	—	608.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18.5	$1.4	$752.1	$—	$772.0

Notes to Parent Guarantor Condensed Financial Information

a) Dividends

Allied World Switzerland received cash dividends from its subsidiaries of $10.0 million and $78.5 million for the three months ended March 31, 2017 and 2016, respectively. Such dividends are included in “cash flows provided by (used in) operating activities” in the unaudited condensed consolidating cash flows.

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

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A. of Part I of our 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017 (the “2016 Form 10-K”). We are under no obligation (and expressly disclaim any such obligation) to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Our Business

We are a Swiss-based global provider of a diversified portfolio of property and casualty insurance and reinsurance products with operations in Australia, Bermuda, Canada, Europe, Hong Kong, Labuan, Singapore and the United States as well as our Lloyd’s Syndicate 2232. We manage our business through three operating segments: North American Insurance, Global Markets Insurance and Reinsurance. As of March 31, 2017, we had approximately $13.4 billion of total assets, $3.6 billion of total shareholders’ equity and $4.5 billion of total capital, which includes shareholders’ equity, senior notes and other long-term debt.

During the three months ended March 31, 2017, the property and casualty insurance industry started to see improvement in pricing and market conditions in select lines of business. Our Reinsurance segment continued to experience unfavorable market conditions in terms of pricing, and terms and conditions, and either did not renew or decreased line sizes on certain treaties in response to these market conditions.

Our consolidated gross premiums written decreased by $2.6 million, or 0.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was mainly driven by lower gross premiums written in our Reinsurance segment partially offset by growth in our North American Insurance segment. Overall, our combined ratio is higher by 3.1 percentage points, driven primarily by lower net favorable prior year reserve development and higher general and administrative expenses.

Our net income increased by $6.2 million to $80.3 million during the three months ended March 31, 2017 compared to $74.1 million for the three months ended March 31, 2016. The increase was primarily due to higher net realized gains on our investments of $21.8 million and lower interest expense of $9.6 million, partially offset by lower underwriting income of $18.4 million.

Financial Highlights

	Three Months Ended March 31,
	2017	2016
	($ in millions except share, per share and percentage data)
Gross premiums written	$860.9	$863.5
Net income	80.3	74.1
Operating income	47.9	59.0
Basic earnings per share:
Net income	$0.92	$0.82
Operating income	$0.55	$0.66
Diluted earnings per share:
Net income	$0.90	$0.81
Operating income	$0.53	$0.65
Weighted average common shares outstanding:
Basic	87,291,369	90,254,512
Diluted	89,133,212	91,559,225
Basic book value per common share	$41.59	$39.35
Diluted book value per common share	$40.59	$38.13
Annualized return on average equity (ROAE), net income	8.9%	8.4%
Annualized ROAE, operating income	5.3%	6.7%

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

The following is a reconciliation of operating income to its most closely related U.S. GAAP measure, net income.

	Three Months Ended March 31,
	2017	2016
	($ in millions, except share and per share data)
Net income	$80.3	$74.1
Add pre-tax effect of:
Net realized investment gains	(40.7)	(18.9)
Foreign exchange loss (gain)	1.4	(3.0)
Other expense(1)	4.8	—
Income tax expense (benefit)(2)	2.1	6.8
Operating income	$47.9	$59.0
Basic per share data:
Net income	$0.92	$0.82
Add pre-tax effect of:
Net realized investment gains	(0.47)	(0.21)
Foreign exchange loss (gain)	0.02	(0.03)
Other expense(1)	0.06	—
Income tax expense (benefit)(2)	0.02	0.08
Operating income	$0.55	$0.66
Diluted per share data:
Net income	$0.90	$0.81
Add pre-tax effect of:
Net realized investment gains	(0.46)	(0.21)
Foreign exchange loss (gain)	0.02	(0.03)
Other expense(1)	0.05	—
Income tax expense (benefit)(2)	0.02	0.08
Operating income	$0.53	$0.65
(1) Represents non-recurring expenses, including expenses associated with the pending acquisition of the Company by Fairfax.
(2) Represents the tax expense or benefit associated with the specific country to which the pre-tax adjustment related.

Tangible shareholders' equity and diluted book value per share

We have included tangible shareholders' equity, which is total shareholders' equity excluding goodwill and intangible assets, because it represents a more liquid measure of the Company's net assets than total shareholders' equity. We have also included diluted book value per share because it takes into account the effect of dilutive securities; therefore, we believe it is an important measure of calculating shareholder return.

	As of March 31,
	2017	2016
	($ in millions, except share and per share data)
Price per share at period end	$53.10	$34.94
Total shareholders’ equity	$3,638.4	$3,535.4
Deduct:
Goodwill	388.6	389.7
Intangible assets	104.2	115.7
Total tangible shareholders’ equity	$3,145.6	$3,030.0

Basic common shares outstanding	87,483,715	89,840,448
Add:
Unvested restricted stock units	761,163	1,243,533
Performance-based equity awards	424,690	595,572
Employee share purchase plan	—	38,885
Dilutive stock options outstanding	1,435,271	1,947,836
Weighted average exercise price per share	$17.35	$16.88
Deduct:
Options bought back via treasury method	(468,963)	(941,259)
Common shares and common share equivalents outstanding	89,635,876	92,725,015
Basic book value per common share	$41.59	$39.35
Diluted book value per common share	$40.59	$38.13
Basic tangible book value per common share	$35.96	$33.73
Diluted tangible book value per common share	$35.09	$32.68

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

Annualized operating return on average shareholders’ equity and average tangible shareholders’ equity is calculated using operating income instead of net income.

	Three Months Ended March 31,
	2017	2016
	($ in millions, except percentage data)
Opening shareholders’ equity	$3,551.9	$3,532.5
Add: accumulated other comprehensive loss	11.6	9.3
Adjusted opening shareholders’ equity	$3,563.5	$3,541.8
Deduct opening:
Goodwill	389.7	388.1
Intangible assets	104.7	116.6
Adjusted opening tangible shareholders’ equity	$3,069.1	3,037.1
Closing shareholders’ equity	$3,638.4	$3,535.4
Add: accumulated other comprehensive loss	5.9	6.2
Adjusted closing shareholders’ equity	$3,644.3	$3,541.6
Deduct closing:
Goodwill	388.6	389.7
Intangible assets	104.2	115.7
Adjusted closing tangible shareholders’ equity	$3,151.5	$3,036.2

Average shareholders’ equity	$3,603.9	$3,541.7
Average tangible shareholders’ equity	$3,110.3	$3,036.7

Net income available to shareholders	$80.3	$74.1
Annualized return on average shareholders’ equity — net income available to shareholders	8.9%	8.4%
Annualized return on average tangible shareholders’ equity — net income (loss) available to shareholders	10.3%	9.8%
Operating income available to shareholders	$47.9	$59.0
Annualized return on average shareholders’ equity — operating income available to shareholders	5.3%	6.7%
Annualized return on average tangible shareholders’ equity — operating income available to shareholders	6.2%	7.8%

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

Critical Accounting Policies
It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and goodwill and other intangible asset impairment valuation. For a detailed discussion of our critical accounting policies, please refer to our 2016 Annual Report on Form 10-K. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	($ in millions, except ratios)
Revenues
Gross premiums written	$860.9	$863.5
Net premiums written	$676.1	$704.0
Net premiums earned	$544.9	$580.1
Net investment income	52.3	53.3
Net realized investment gains	40.7	18.9
Other income	1.3	0.6
	$639.2	$652.9
Expenses
Net losses and loss expenses	$359.0	$372.4
Acquisition costs	77.1	88.3
General and administrative expenses	104.1	96.4
Other expense	7.1	1.1
Amortization of intangible assets	2.3	2.5
Interest expense	10.4	20.0
Foreign exchange loss (gain)	1.4	(3.0)
	$561.4	$577.7
Income before income taxes	77.8	75.2
Income tax (benefit) expense	(2.5)	1.1
Net income	$80.3	$74.1
Ratios
Loss and loss expense ratio	65.9%	64.2%
Acquisition cost ratio	14.1%	15.2%
General and administrative expense ratio	19.1%	16.6%
Expense ratio	33.2%	31.8%
Combined ratio	99.1%	96.0%

Comparison of Three Months Ended March 31, 2017 and 2016

Premiums

Gross premiums written decreased by $2.6 million, or 0.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The overall decrease in gross premiums written was primarily the result of the following:

•
North American Insurance: Gross premiums written increased by $17.6 million, or 4.6%. The increase in gross premiums written was primarily due to the growth in our programs line of business from existing programs and new programs added since March 31, 2016. We also had growth in our other specialty lines of business, such as environmental and construction, driven primarily by new business. This was partially offset by the non-renewal of healthcare business that did not meet our underwriting requirements and lower transactional-based premiums related to mergers and acquisitions in our professional liability line of business;

•
Global Markets Insurance: Gross premiums written increased by $0.3 million, or 0.3%. The increase was primarily due to higher gross premiums written from our European operations, driven by higher gross premiums written primarily in our property, professional liability and other specialty lines of business. This was partially offset by lower gross premiums written in our Asia Pacific operations primarily due to lower gross premiums written in our property and casualty lines of business; and

•
Reinsurance: Gross premiums written decreased by $20.5 million, or 5.6%. The decrease was due to certain treaties that were written during the three months ended March 31, 2016 that were extended, and therefore not subject to renewal, during the three months ended March 31, 2017. The decrease in gross premiums written was also due to non-renewal of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
	($ in millions)
United States	$537.2	$524.0	$13.2	2.5%
Bermuda	142.6	144.2	(1.6)	(1.1)%
Europe	94.0	88.9	5.1	5.7%
Asia Pacific	82.5	102.2	(19.7)	(19.3)%
Canada	4.6	4.2	0.4	9.5%
	$860.9	$863.5	$(2.6)	(0.3)%

Net premiums written decreased by $28.0 million, or 4.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in net premiums written was primarily due to higher premiums ceded. The difference between gross and net premiums written is the cost to us of purchasing reinsurance coverage, including the cost of property catastrophe reinsurance coverage. We ceded 21.5% of gross premiums written for the three months ended March 31, 2017 compared to 18.5% for the same period in 2016. The increase in ceded premiums was primarily related to increased cessions in our North American Insurance segment.

Net premiums earned decreased by $35.2 million, or 6.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in net premiums earned was due to lower net premiums earned in each of our segments.

We evaluate our business by segment, distinguishing between North American Insurance, Global Markets Insurance and Reinsurance. The following table illustrates the mix of our business on both a gross premiums written and net premiums earned basis.

	Gross Premiums Written		Net Premiums Earned
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
North American Insurance	46.0%	43.9%	54.1%	54.6%
Global Markets Insurance	13.5%	13.4%	17.0%	16.2%
Reinsurance	40.5%	42.7%	28.9%	29.2%
Total	100.0%	100.0%	100.0%	100.0%

Net Investment Income

Net investment income decreased by $1.0 million, or 1.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to lower interest income from our fixed maturity investments during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This was primarily caused by selling a portion of our U.S. municipal bond portfolio and keeping the proceeds in short-term cash equivalent funds, as well as the reduction in our fixed maturity investments due to the repayment at maturity of our senior notes in August 2016. The annualized period book yield of the investment portfolio for the three months ended March 31, 2017 and 2016 was 2.4% and 2.3%, respectively.

As of March 31, 2017, approximately 92.2% of our fixed income investments consisted of investment grade securities. As of March 31, 2017 and December 31, 2016, the average Standard & Poor’s credit rating of our fixed income portfolio was AA- and A+, respectively.

Realized Investment Gains

Net realized investment gains were comprised of the following:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Net realized (losses) gains on sale:
Fixed maturity investments, trading	$(17.9)	$2.8
Equity securities, trading	4.0	6.2
Other invested assets: hedge funds and private equity, trading	5.3	3.1
Derivatives	(3.6)	(20.3)
Total net realized losses on sale	(12.1)	(8.2)

Mark-to-market gains (losses):
Fixed maturity investments, trading	46.7	62.3
Equity securities, trading	12.9	(15.1)
Other invested assets: hedge funds and private equity, trading	(6.4)	(17.5)
Derivatives	(0.4)	(2.6)
Total mark-to-market gains	52.8	27.1
Net realized investment gains	$40.7	$18.9

The total return of our investment portfolio was 1.0% and 0.8% for the three months ended March 31, 2017 and 2016, respectively. The unrealized gains recorded for our fixed maturity investments for both the three months ended March 31, 2017 and 2016 was due to lower market interest rate yields and the tightening of credit spreads. The unrealized gain on our equity portfolio during the three months ended March 31, 2017 was driven by a global stock market rally during the period.

Other Income

Other income increased by $0.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in other income was due to the revenue from our insurance agency operation in our Global Markets Insurance segment that we acquired in the second quarter of 2016.

Net Losses and Loss Expenses

Net losses and loss expenses decreased by $13.4 million, or 3.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Dollar Change	Change in Percentage Points
	Amount	% of NPE (1)	Amount	% of NPE (1)
			($ in millions)
Non-catastrophe	$349.7	64.2%	$397.8	68.6%	$(48.1)	(4.4) pts.
Property catastrophe	11.0	2.0	—	—	11.0	2.0
Current period	360.7	66.2	397.8	68.6	(37.1)	(2.4)
Prior period	(1.7)	(0.3)	(25.4)	(4.4)	23.7	4.1
Net losses and loss expenses	$359.0	65.9%	$372.4	64.2%	$(13.4)	1.7 pts.
________________________

(1)	“NPE” means net premiums earned.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and related ratio, was primarily due to lower net premiums earned in each of our segments and lower incurred losses primarily from the other specialty line of business in our Global Markets Insurance segment.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2017, we incurred net losses of $11.0 million related to Australian Cyclone Debbie, of which $3.5 million was incurred in the Global Markets Insurance segment and $7.5 million was incurred in the Reinsurance segment. During the three months ended March 31, 2016, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

We recorded net favorable reserve development related to prior years of $1.7 million during the three months ended March 31, 2017 compared to net favorable reserve development of $25.4 million for the three months ended March 31, 2016, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2017
	2011 and Prior	2012	2013	2014	2015	2016	Total
	($ in millions)
North American Insurance	$(20.2)	$12.6	$11.1	$1.3	$3.6	$7.8	$16.2
Global Markets Insurance	(9.0)	(2.3)	(0.7)	(4.6)	9.8	1.3	(5.5)
Reinsurance	1.8	(2.3)	(1.8)	(1.6)	(2.6)	(5.9)	(12.4)
	$(27.4)	$8.0	$8.6	$(4.9)	$10.8	$3.2	$(1.7)

For the three months ended March 31, 2017, we recorded net favorable prior year reserve development due to lower than expected claims development in the Global Markets Insurance and Reinsurance segments, partially offset by unfavorable prior year reserve development in the North American Insurance segment. The unfavorable loss reserve development in the North American Insurance segment was primarily due to higher than expected reported losses in the casualty line of business for the 2012 and 2014 loss years, the professional liability line of business for the 2013 loss year, the property line of business in the 2015 and 2016 loss years, the healthcare line of business for the 2012 and 2013 loss years and the other specialty line of business in the 2013 and 2015 loss years.

The following table shows the net favorable reserve development by loss year for each of our segments for the three months ended March 31, 2016.

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

The following table shows the components of net losses and loss expenses for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change
	2017	2016
	($ in millions)
Net losses paid	$343.3	$289.2	$54.1
Net change in reported case reserves	24.8	15.0	9.8
Net change in IBNR	(9.1)	68.2	(77.3)
Net losses and loss expenses	$359.0	$372.4	$(13.4)

Acquisition Costs

Acquisition costs decreased by $11.2 million, or 12.7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Acquisition costs decreased due to lower acquisition costs in each of our segments. Acquisition costs as a percentage of net premiums earned were 14.1% for the three months ended March 31, 2017 compared to 15.2% for the same period in 2016. The decrease in the acquisition cost ratio was primarily due to higher ceding commission income related to the restructuring of some of the underlying reinsurance programs in the North American Insurance segment.

General and Administrative Expenses

General and administrative expenses increased by $7.7 million, or 8.0%, for the three months ended March 31, 2017 compared to the same period in 2016. Our general and administrative expense ratio was 19.1% and 16.6% for the three months ended March 31, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily due to our year-end bonus payments for the year ended December 31, 2016 being higher than we anticipated, which caused us to recognize additional compensation expense during the three months ended March 31, 2017. During the three months ended March 31, 2016, the bonus payments were less than what we anticipated at the end of the previous year. Also causing an increase in general and administrative expenses was higher stock-based compensation during the three months ended March 31, 2017 compared to the same period in 2016. Historically, we have granted cash equivalent restricted stock units and performance-based awards to certain key employees, and we measure the value of each of those awards at the share price at the end of the period. The ending stock price as of March 31, 2017 and 2016 was $53.10 and $34.94, respectively. The significantly higher stock price during the three months ended March 31, 2017 resulted in higher stock-based compensation during the current quarter as compared to the prior quarter.

Other Expense

Other expense increased by $6.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in other expense was primarily due to $4.8 million of non-recurring expenses, including expenses related to the pending acquisition of the Company by Fairfax, expenses associated with insurance-related initiatives in our North American Insurance segment and other expenses related to our insurance agency operation in our Global Markets Insurance segment that we acquired in the second quarter of 2016.

Amortization of Intangible Assets

The amortization of intangible assets decreased by $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due to the continued amortization of our intangible assets subject to amortization.

Interest Expense

Interest expense decreased by $9.6 million, or 48.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in interest expense was due to less principal outstanding on our senior notes due to the repayment of the $500.0 million aggregate principal amount of 7.50% senior notes that matured on August 1, 2016. The interest expense was also lower due to lower interest rates on our remaining outstanding senior notes. As of March 31, 2017, we had senior notes with an aggregate principal amount of $800.0 million outstanding and an average interest rate of 4.93%, compared to $1,300.0 million and 5.78%, respectively, as of March 31, 2016.

Foreign Exchange Loss (Gain)

We recognized a foreign exchange loss of $1.4 million for the three months ended March 31, 2017 compared to a foreign exchange gain of $3.0 million for the three months ended March 31, 2016. The change for a foreign exchange loss to a foreign exchange gain was primarily due to the foreign exchange movement in the British pound to the U.S. dollar.

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

We recorded an income tax benefit of $2.5 million for the three months ended March 31, 2017 compared to an income tax expense of $1.1 million for the three months ended March 31, 2016. The income tax benefit recognized in the current year was due to an income tax benefit recorded for our U.S. operations as well as recording an income tax benefit of $1.8 million related to excess tax benefits due to the adoption of Accounting Standards Update 2016-09 (“ASU 2016-09”). ASU 2016-09 requires excess tax benefits related to stock compensation to be recorded as an income tax benefit instead of as an increase to additional paid-in capital.

Underwriting Results by Operating Segments

The Company is organized into three operating segments:

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

	Three Months Ended March 31,
	2017	2016
	($ in millions, except ratios)
Revenues
Gross premiums written	$396.8	$379.2
Net premiums written	253.9	266.2
Net premiums earned	295.0	316.3
Expenses
Net losses and loss expenses	$218.2	$216.3
Acquisition costs	25.4	33.9
General and administrative expenses	59.0	52.2
Underwriting (loss) income	(7.6)	13.9
Other insurance-related income	0.5	0.6
Other insurance-related expenses	(1.4)	(0.7)
Segment (loss) income	$(8.5)	$13.8
Ratios
Loss and loss expense ratio	74.0%	68.4%
Acquisition cost ratio	8.6%	10.7%
General and administrative expense ratio	20.0%	16.5%
Expense ratio	28.6%	27.2%
Combined ratio	102.6%	95.6%

Comparison of Three Months Ended March 31, 2017 and 2016

Premiums. Gross premiums written increased by $17.6 million, or 4.6%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in gross premiums written was primarily due to the growth in our programs line of business from existing programs and new programs added since March 31, 2016. We also had growth in our other specialty lines of business, such as environmental and construction, driven primarily by new business. This was partially offset by the non-renewal of healthcare business that did not meet our underwriting requirements, and lower transactional-based premiums related to mergers and acquisitions in our professional liability line of business.
The table below illustrates our gross premiums written by underwriter location for our North American Insurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
		($ in millions)
United States	$335.4	$311.4	$24.0	7.7%
Bermuda	56.8	63.6	(6.8)	(10.7)%
Canada	4.6	4.2	0.4	9.5%
	$396.8	$379.2	$17.6	4.6%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
		($ in millions)
Casualty	$107.4	$104.7	$2.7	2.6%
Professional liability	92.3	96.4	(4.1)	(4.3)%
Programs	65.7	52.0	13.7	26.3%
Property	57.6	58.2	(0.6)	(1.0)%
Other specialty(1)	49.8	35.3	14.5	41.1%
Healthcare	24.0	32.6	(8.6)	(26.4)%
	$396.8	$379.2	$17.6	4.6%
________________________
(1) Includes our environmental, construction, surety, trade credit, product recall and accounts receivable insurance lines of business.

Net premiums written decreased by $12.3 million, or 4.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to higher ceded premiums. We ceded 36.0% of gross premiums written for the three months ended March 31, 2017 compared to 29.8% for the three months ended March 31, 2016. The increase in ceded premiums written was primarily due to increased cessions for our professional liability and healthcare lines of business. For our professional liability and healthcare lines of business, we changed the structure of the reinsurance treaty that renewed in the second quarter of 2016 from an excess-of-loss treaty to a quota share treaty, and as such we have increased ceded premiums and ceding commission income in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The increase in ceded premiums written was also due to higher minimum ceded premiums during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily related to an excess of loss treaty entered into in the current period for our property line of business.

Net premiums earned decreased by $21.4 million, or 6.8%, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was due to the reduction in net premiums written over the past several quarters driven by the increase in ceded premiums written.

Net losses and loss expenses. Net losses and loss expenses increased by $1.9 million, or 0.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$202.0	68.5%	$216.4	68.4%	$(14.4)	0.1 pts.
Property catastrophe	—	—	—	—	—	—
Current period	202.0	68.5	216.4	68.4	(14.4)	0.1
Prior period	16.2	5.5	(0.1)	—	16.3	5.5
Net losses and loss expenses	$218.2	74.0%	$216.3	68.4%	$1.9	5.6 pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses was primarily due to lower net premiums earned during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2017 and March 31, 2016, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our North American Insurance segment recorded net unfavorable reserve development of $16.2 million during the three months ended March 31, 2017 compared to net favorable reserve development of $0.1 million for the three months ended March 31, 2016, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2017
	2011 and Prior	2012	2013	2014	2015	2016	Total
	($ in millions)
Casualty	$(9.4)	$3.9	$—	$5.0	$—	$—	$(0.5)
Professional liability	(1.2)	(1.8)	2.9	(0.3)	—	—	(0.4)
Property	(0.2)	(0.4)	(0.1)	(0.3)	1.5	7.8	8.3
Programs	(1.0)	1.1	(0.8)	(2.4)	—	—	(3.1)
Healthcare	(8.4)	9.8	2.7	(0.8)	—	—	3.3
Other specialty	—	—	6.4	0.1	2.1	—	8.6
	$(20.2)	$12.6	$11.1	$1.3	$3.6	$7.8	$16.2

The unfavorable loss development in our property line of business for the 2016 loss year was related to higher than expected reported losses for our general property and inland marine lines of business. The unfavorable development in our other specialty line of business was primarily related to several large claims reported in the current period. We also recorded favorable development across all lines of business for the 2011 and prior loss years due to actual loss development being lower than expected. The unfavorable development in our casualty line of business for the 2012 and 2014 loss years and our healthcare line of business for the 2012 and 2013 loss years was due to higher than expected reported losses.

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

The net unfavorable prior year reserve development in the casualty line of business for the 2012 loss year was primarily due to adverse development on a single claim and higher than expected reported claims, partially offset by lower than expected development of reported losses for the 2010 loss year.

Acquisition costs. Acquisition costs decreased by $8.5 million, or 25.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by the reduction in net premiums earned and higher ceding commission income due to the restructuring of some of our underlying reinsurance programs. The acquisition cost ratio was 8.6% and 10.7% for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expenses. General and administrative expenses increased by $6.8 million, or 13.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to higher compensation costs due to higher bonus payments and stock-based compensation. The general and administrative expense ratio increased to 20.0% for the three months ended March 31, 2017 from 16.5% for the same period in 2016.

Other insurance-related income and expense. The net decrease of other insurance-related income and expense was primarily due to expenses associated with insurance-related initiatives that were incurred during the three months ended March 31, 2017 that were not incurred during the three months ended March 31, 2016. We also recorded a net unrealized loss related to insurance and reinsurance contracts that we account for as derivatives during the three months ended March 31, 2017 that did not exist during the three months ended March 31, 2016.

Global Markets Insurance Segment

The following table summarizes the underwriting results and associated ratios for the Global Markets Insurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	($ in millions, except ratios)
Revenues
Gross premiums written	$115.8	$115.5
Net premiums written	89.6	87.6
Net premiums earned	92.7	94.2
Expenses
Net losses and loss expenses	$55.2	$67.8
Acquisition costs	16.2	17.9
General and administrative expenses	28.2	29.0
Underwriting loss	(6.9)	(20.5)
Other insurance-related income	0.8	—
Other insurance-related expenses	(0.4)	—
Segment loss	$(6.5)	$(20.5)
Ratios
Loss and loss expense ratio	59.5%	72.0%
Acquisition cost ratio	17.5%	19.0%
General and administrative expense ratio	30.4%	30.8%
Expense ratio	47.9%	49.8%
Combined ratio	107.4%	121.8%

Comparison of Three Months Ended March 31, 2017 and 2016

Premiums. Gross premiums written increased by $0.3 million, or 0.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to higher gross premiums written from our European operations driven by higher gross premiums written primarily in our property, professional liability and other specialty lines of business. This was partially offset by lower gross premiums written in our Asia Pacific operations primarily due to lower gross premiums written in our property and casualty lines of business.
The table below illustrates our gross premiums written by underwriter location for our Global Markets Insurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
		($ in millions)
Asia Pacific	$63.8	$70.1	$(6.3)	(9.0)%
Europe	52.0	45.4	6.6	14.5%
	$115.8	$115.5	$0.3	0.3%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
	($ in millions)
Other specialty(1)	$36.9	$36.8	$0.1	0.3%
Professional liability	29.5	26.9	2.6	9.7%
Casualty	27.5	29.7	(2.2)	(7.4)%
Property	21.9	22.1	(0.2)	(0.9)%
	$115.8	$115.5	$0.3	0.3%
________________________
(1) Includes our accident and health, trade credit, aviation, marine and construction lines of business.

Net premiums written increased by $2.0 million, or 2.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in net premiums written was primarily due to the decrease in ceded premiums written. We ceded 22.6% of gross premiums written for the three months ended March 31, 2017 compared to 24.2% for the three months ended March 31, 2016. The decrease in the ceded premium ratio was due to the change in the mix of business during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net premiums earned decreased by $1.5 million, or 1.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a decrease in net premiums written during 2016 that are being earned in the current period.

Net losses and loss expenses. Net losses and loss expenses decreased by $12.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$57.2	61.6%	$71.9	76.4%	$(14.7)	(14.8) pts.
Property catastrophe	3.5	3.8	—	—	3.5	3.8
Current period	60.7	65.4	71.9	76.4	(11.2)	(11.0)
Prior period	(5.5)	(5.9)	(4.1)	(4.4)	(1.4)	(1.5)
Net losses and loss expenses	$55.2	59.5%	$67.8	72.0%	$(12.6)	(12.5) pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and related ratio, was due to lower net losses incurred in the current period related to our construction workers compensation product within our casualty line of business, the trade credit and aviation products within our other specialty line of business, and lower non-catastrophe property losses.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2017, we incurred net losses of $3.5 million related to Australian Cyclone Debbie. During the three months ended March 31, 2016, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Global Markets Insurance segment recorded net favorable reserve development of $5.5 million during the three months ended March 31, 2017 compared to net favorable reserve development of $4.1 million for the three months ended March 31, 2016, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2017
	2011 and Prior	2012	2013	2014	2015	2016	Total
	($ in millions)
Casualty	$(7.4)	$(0.3)	$(1.0)	$0.7	$2.0	$0.4	$(5.6)
Professional liability	(1.1)	(1.8)	0.6	(2.0)	6.5	2.8	5.0
Property	(0.2)	(0.2)	(0.3)	(0.9)	(0.5)	(0.3)	(2.4)
Other specialty	(0.3)	—	—	(2.4)	1.8	(1.6)	(2.5)
	$(9.0)	$(2.3)	$(0.7)	$(4.6)	$9.8	$1.3	$(5.5)

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Casualty	$(2.1)	$(0.3)	$(0.6)	$1.3	$0.1	$2.7	$1.1
Professional liability	(0.6)	1.2	(0.2)	0.1	1.3	0.4	2.2
Property	(5.1)	1.1	0.8	(0.2)	(2.3)	4.9	(0.8)
Other specialty	(0.1)	0.1	—	—	(0.1)	(6.5)	(6.6)
	$(7.9)	$2.1	$—	$1.2	$(1.0)	$1.5	$(4.1)

Acquisition costs. Acquisition costs decreased by $1.7 million, or 9.5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The acquisition cost ratio was 17.5% for the three months ended March 31, 2017 compared to 19.0% for the three months ended March 31, 2016. The decrease in acquisition costs and the acquisition cost ratio was primarily due to the mix of business.

General and administrative expenses. General and administrative expenses decreased by $0.8 million, or 2.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to lower headcount during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by higher compensation costs due to higher bonus payments and stock-based compensation. The general and administrative expense ratio was 30.4% and 30.8% for the three months ended March 31, 2017 and 2016, respectively.

Other insurance-related income and expense. The other insurance-related income and expense related to the revenues and expenses from an insurance agency operation that we acquired in the second quarter of 2016.

Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance segment for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	($ in millions, except ratios)
Revenues
Gross premiums written	$348.3	$368.8
Net premiums written	332.6	350.2
Net premiums earned	157.2	169.6
Expenses
Net losses and loss expenses	$85.6	$88.3
Acquisition costs	35.5	36.5
General and administrative expenses	16.9	15.2
Underwriting income	$19.2	$29.6
Other insurance-related revenue	—	—
Other insurance-related expenses	(0.5)	(0.4)
Segment income	18.7	29.2
Ratios
Loss and loss expense ratio	54.5%	52.1%
Acquisition cost ratio	22.6%	21.5%
General and administrative expense ratio	10.7%	8.9%
Expense ratio	33.3%	30.4%
Combined ratio	87.8%	82.5%

Comparison of Three Months Ended March 31, 2017 and 2016

Premiums. Gross premiums written decreased by $20.5 million, or 5.6%, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was due to certain treaties that were written during the three months ended March 31, 2016 that were extended, and therefore not subject to renewal, during the three months ended March 31, 2017. The decrease in gross premiums written was also due to non-renewal of certain treaties across all lines of business, due either to poor terms and conditions or cedents retaining more of their own business. The non-renewal of treaties was partially offset by new business written for each line of business.

The table below illustrates our gross premiums written by underwriter location for our reinsurance operations.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
		($ in millions)
United States	$201.7	$212.6	$(10.9)	(5.1)%
Bermuda	85.3	80.8	4.5	5.6%
Europe	42.6	43.3	(0.7)	(1.6)%
Asia Pacific	18.7	32.1	(13.4)	(41.7)%
	$348.3	$368.8	$(20.5)	(5.6)%

The table below illustrates our gross premiums written by line of business for each of the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2017	2016
		($ in millions)
Property	$176.3	$194.8	$(18.5)	(9.5)%
Specialty	122.4	125.2	(2.8)	(2.2)%
Casualty	49.6	48.8	0.8	1.6%
	$348.3	$368.8	$(20.5)	(5.6)%

Net premiums written decreased by $17.6 million, or 5.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which is consistent with the decrease in gross premiums written.

Net premiums earned decreased by $12.4 million, or 7.3%, as a result of the decrease in net premiums written during 2016 and into 2017.

Net losses and loss expenses. Net losses and loss expenses decreased by $2.7 million, or 3.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The following is a breakdown of the loss and loss expense ratio for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Dollar Change	Change in Percentage Points
	Amount	% of NPE	Amount	% of NPE
			($ in millions)
Non-catastrophe	$90.5	57.6%	$109.5	64.6%	$(19.0)	(7.0) pts.
Property catastrophe	7.5	4.8	—	—	7.5	4.8
Current period	98.0	62.4	109.5	64.6	(11.5)	(2.2)
Prior period	(12.4)	(7.9)	(21.2)	(12.5)	8.8	4.6
Net losses and loss expenses	$85.6	54.5%	$88.3	52.1%	$(2.7)	2.4 pts.

Current year non-catastrophe losses and loss expenses

The decrease in the current year non-catastrophe losses and loss expenses, and the related ratio, was primarily due to lower net premiums earned during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and lower than expected non-catastrophe property losses in the current period.

Current year property catastrophe losses and loss expenses

During the three months ended March 31, 2017, we incurred net losses of $7.5 million related to Australian Cyclone Debbie. During the three months ended March 31, 2016, we did not have any net losses incurred that we classified as property catastrophe losses.

Prior year losses and loss expenses

Overall, our Reinsurance segment recorded net favorable reserve development of $12.4 million during the three months ended March 31, 2017 compared to favorable reserve development of $21.2 million for the three months ended March 31, 2016, as shown in the tables below.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2017
	2011 and Prior	2012	2013	2014	2015	2016	Total
	($ in millions)
Property	$0.2	$1.1	$(0.1)	$1.5	$(6.8)	$0.4	$(3.7)
Casualty	2.0	(2.6)	(0.6)	(2.0)	8.7	(6.9)	(1.4)
Specialty	(0.4)	(0.8)	(1.1)	(1.1)	(4.5)	0.6	(7.3)
	$1.8	$(2.3)	$(1.8)	$(1.6)	$(2.6)	$(5.9)	$(12.4)

The unfavorable development in the casualty reinsurance line of business for the 2015 loss year was primarily driven by a loss on a single treaty.

	(Favorable) and Unfavorable Loss Reserve Development by Loss Year
	For the Three Months Ended March 31, 2016
	2010 and Prior	2011	2012	2013	2014	2015	Total
	($ in millions)
Property	$1.5	$3.1	$(3.8)	$(8.4)	$2.3	$(18.6)	$(23.9)
Casualty	(10.7)	0.6	10.7	9.0	4.7	(6.0)	8.3
Specialty	0.1	(0.7)	(0.6)	2.8	(7.1)	(0.1)	(5.6)
	$(9.1)	$3.0	$6.3	$3.4	$(0.1)	$(24.7)	$(21.2)

For the three months ended March 31, 2016, the net favorable reserve development in the 2015 loss year was due to favorable reserve development in the property reinsurance line of business due to benign reported loss activity. The net unfavorable reserve development for the 2012 and 2013 loss years in the casualty reinsurance line of business was due to higher than expected reported claims.

Acquisition costs. Acquisition costs decreased by $1.0 million, or 2.7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to lower net premiums earned in the current year. The acquisition cost ratio was 22.6% for the three months ended March 31, 2017 compared to 21.5% for the three months ended March 31, 2016. The increase in the acquisition cost ratio was due to higher profit commissions related to our crop reinsurance line of business driven by favorable results for the period.

General and administrative expenses. General and administrative expenses increased by $1.7 million, or 11.2%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in general and administrative expenses was primarily due to higher compensation costs as a result of higher bonus payments and stock-based compensation. The general and administrative expense ratios for the three months ended March 31, 2017 and 2016 were 10.7% and 8.9%, respectively.

Other insurance-related income and expense. The other insurance-related expense during the three months ended March 31, 2017 and March 31, 2016 related to unrealized losses recognized on single-trigger industry loss warranty derivatives.

Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses by segment were comprised of the following:

	North American Insurance		Global Markets Insurance		Reinsurance		Total
	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
	($ in millions)
Case reserves	$1,063.8	$975.1	$410.3	$398.3	$425.8	$434.1	$1,899.9	$1,807.5
IBNR	3,245.5	3,216.2	582.0	585.3	1,035.3	1,030.2	4,862.8	4,831.7
Reserve for losses and loss expenses	4,309.3	4,191.3	992.3	983.6	1,461.1	1,464.3	6,762.7	6,639.2
Reinsurance recoverables	(1,442.5)	(1,350.2)	(270.2)	(263.4)	(12.9)	(11.4)	(1,725.6)	(1,625.0)
Net reserve for losses and loss expenses	$2,866.8	$2,841.1	$722.1	$720.2	$1,448.2	$1,452.9	$5,037.1	$5,014.2

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

The following tables provide our ranges of loss and loss expense reserve estimates by business segment as of March 31, 2017:

	Reserve for Losses and Loss Expenses Gross of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$4,309.3	$3,451.3	$4,934.8
Global Markets Insurance	992.3	769.4	1,115.9
Reinsurance	1,461.1	1,147.8	1,619.9
Consolidated(1)	6,762.7	5,800.4	7,238.7

	Reserve for Losses and Loss Expenses Net of Reinsurance Recoverable
	Carried Reserves	Low Estimate	High Estimate
	($ in millions)
North American Insurance	$2,866.8	$2,303.3	$3,357.4
Global Markets Insurance	722.1	574.0	828.3
Reinsurance	1,448.2	1,139.7	1,609.5
Consolidated(1)	5,037.1	4,350.6	5,461.6
________________________

(1)	For statistical reasons, it is not appropriate to add together the ranges of each business segment in an effort to determine the low and high range around the consolidated loss reserves.

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

Reinsurance Recoverable

The following table illustrates our reinsurance recoverable as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	($ in millions)
Ceded case reserves	$444.6	$384.1
Ceded IBNR reserves	1,281.0	1,240.9
Reinsurance recoverable	$1,725.6	$1,625.0

We remain obligated for amounts ceded in the event our reinsurers do not meet their obligations. Accordingly, we have evaluated the reinsurers that are providing reinsurance protection to us and will continue to monitor their credit ratings and financial stability. We generally have the right to terminate our treaty reinsurance contracts at any time, upon prior written notice to the reinsurer, under specified circumstances, including the assignment to the reinsurer by A.M. Best of a financial strength rating of less than “A-.” Approximately 99% of ceded reserves as of March 31, 2017 were recoverable from reinsurers who had an A.M. Best rating of “A” or higher.

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

Our operating subsidiaries depend upon cash inflows from premium receipts, net of commissions, investment income and proceeds from sales and redemptions of investments. Cash outflows for our operating subsidiaries are in the form of claims payments, net of reinsurance recoveries, reinsurance premium payments, purchases of investments, operating expenses and income tax payments as well as dividend payments to Holdings.

Historically, our operating subsidiaries have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of our business, the seasonality in the timing of payments by insureds and cedents, the irregular timing of loss payments, and the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary between periods. In the unlikely event that paid losses exceed operating cash flows in any given period, we would use our cash balances available, liquidate a portion of our investment portfolio or borrow under our revolving loan facility in order to meet our short-term liquidity needs.

Our total investments and cash and cash equivalents totaled $9.0 billion as of March 31, 2017, the main components of which were investment grade fixed income securities and cash and cash equivalents. As of March 31, 2017, we held $1,284.9 million of unrestricted cash and cash equivalents and $989.0 million of fixed income securities with a maturity of less than one year to meet short-term liquidity needs. Our remaining fixed income securities, equity securities and “other invested assets” are available to meet our long-term liquidity needs.

As of March 31, 2017, we had $200 million available under our revolving loan facility.

Dividend Restrictions

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s 2016 Annual Report on Form 10-K.

In connection with the announced transaction with Fairfax, at a special meeting of the Company’s shareholders held on March 22, 2017, the Company’s shareholders approved the payment of a special cash dividend of $5.00 per common share, or approximately $437.0 million based on the common shares outstanding as of March 31, 2017, and agreed to forego the fourth installment of the previously approved $0.26 quarterly dividend.  The special dividend is conditioned upon, and will be payable shortly after, the consummation of the exchange offer contemplated by the Fairfax transaction.

Cash Flows

The following table illustrates our cash flows, by category, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Cash flows provided by operating activities	$195.4	$347.5
Cash flows provided by (used in) investing activities	366.1	(112.2)
Cash flows provided by (used in) financing activities	1.3	(73.1)
Effect of exchange rate changes on foreign currency cash	1.2	1.8
Net increase in cash and cash equivalents	564.0	164.0
Cash and cash equivalents, beginning of period	720.9	608.0
Cash and cash equivalents, end of period	$1,284.9	$772.0

The primary sources of cash inflows from operating activities are premiums received, loss payments from reinsurers, return of funds-held balances related to our collateralized property catastrophe reinsurance program through Aeolus Re Ltd., and investment income. The primary sources of cash outflows from operating activities are ceded premiums paid to reinsurers, claims paid, contributions of funds-held balances, commissions paid, operating expenses, interest expense and income taxes. The primary factor in our ability to generate positive operating cash flow is underwriting profitability. We have generated positive operating cash flow for more than 11 consecutive years.

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

The decrease in cash flows from operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower cash receipts from our collateralized property catastrophe reinsurance program through Aeolus Re Ltd. during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as well as higher net paid losses and lower net premiums written during the current period compared to the prior period.

Cash flows used in or provided by investing activities consist primarily of proceeds on the sale of investments and payments for investments or businesses acquired in addition to changes in restricted cash. The increase in cash flows used in investing activities to cash flows provided by investing activities was due to higher net sales of investments during the current period compared to the prior period. This was primarily driven by selling a portion of our U.S. municipal bond portfolio and keeping the proceeds in short-term cash equivalent funds.

Cash flows provided by or used in financing activities consist primarily of capital raising activities, which include the issuance of common shares or debt, the repurchase of our common shares, the payment of dividends and the repayment of debt. The increase in cash flows used in financing activities to cash flows provided by financing activities was due to no dividend payments to shareholders or share repurchases during the three months ended March 31, 2017 due to the pending transaction with Fairfax.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2017 and December 31, 2016, 92.2% and 90.1%, respectively, of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed-maturity portfolio (on a fair value basis) as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	($ in millions)
Due in one year or less	$989.0	$808.9
Due after one year through five years	2,557.5	2,488.8
Due after five years through ten years	946.8	1,089.0
Due after ten years	80.9	357.3
Mortgage-backed	1,086.1	1,236.4
Asset-backed	812.8	757.3
Total	$6,473.1	$6,737.7

We have investments in “other invested assets”, comprised of interests in hedge funds, private equity funds and other private securities, the carrying value of which was $966.6 million as of March 31, 2017. Some of these funds have redemption notice requirements. For each of our funds, liquidity is allowed after certain defined periods based on the terms of each fund. See Note 4(b) “Investments — Other Invested Assets” to our unaudited condensed consolidated financial statements for additional details on our other invested assets.

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

Allied World Assurance Company, Ltd currently has access to up to $1.1 billion in letters of credit under two letter of credit facilities, a $900 million uncommitted secured facility with Citibank Europe plc and a $200 million committed secured credit facility with a syndication of lenders (the “Amended Secured Credit Facility”). These credit facilities are primarily for the issuance of standby letters of credit to support obligations in connection with the insurance and reinsurance business.

The letters of credit issued under the credit facility with Citibank Europe plc are deemed to be automatically extended without amendment for twelve months from the expiry date, or any future expiration date unless at least 30 days prior to any expiration date Citibank Europe plc notifies us that they elect not to consider the letters of credit renewed for any such additional period.

In June 2016, we entered into a credit agreement (the “Credit Agreement”) that provides for a $200 million five-year senior unsecured revolving credit facility (the “Facility”) for the making of revolving loans and short-term swingline loans to us. The aggregate commitment of $200 million under the Facility may be increased by up to $150 million upon our request and upon the agreement of one or more Lenders or additional lenders. Borrowings in the form of swingline loans are subject to a sublimit of $25 million included within the $200 million aggregate commitment. Borrowings under the Credit Agreement may be used by us for general corporate purposes. Borrowings under the Credit Agreement bear interest at a rate selected by us and equal to either the Base Rate or LIBOR plus a margin, other than swingline loans, which will only bear interest at the Base Rate plus a margin, as more fully set forth in the Credit Agreement. The Credit Agreement requires that all revolving loans be repaid in full no later than the fifth anniversary of the Closing Date and that any swingline loans be repaid in full no later than the earlier of (i) ten business days after such swingline loan is made and (ii) the fifth anniversary of the Closing Date. The Company and Holdings have unconditionally guaranteed the obligations under the Facility.

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

As of March 31, 2017, we had a combined unused letters of credit capacity of $473.6 million from the Amended Secured Credit Facility and Citibank Europe plc. We believe that this remaining capacity is sufficient to meet our future letter of credit needs. During the three months ended March 31, 2017, we did not utilize the revolving loan available under the Amended Secured Credit Facility.

In September 2014, Allied World Assurance Company, AG entered into a 20-year mortgage commitment with a Swiss bank for the purchase of three floors in an office building in Zug, Switzerland. See “Long-Term Debt” below for additional information regarding the 20-year mortgage commitment. In conjunction with the mortgage commitment, Allied World Assurance Company, AG entered into a three-year credit facility with a Swiss bank that provided us $5.1 million (CHF 5.0 million) for general corporate purposes; however, we used the proceeds from the credit facility to fund the purchase of three floors of the office building in Zug, Switzerland. The interest rate for the credit facility is 2.5%.

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

As of March 31, 2017 and December 31, 2016, $2,719.8 million and $2,687.7 million, respectively, of cash and cash equivalents and investments were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions, insurance laws and other contract provisions.

In addition, as of March 31, 2017 and December 31, 2016, a further $575.3 million and $587.6 million, respectively, of cash and cash equivalents and investments were pledged as collateral for our credit facilities.

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

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. In the event of a significant downgrade in ratings, our ability to write business and to access the capital markets could be impacted. Our financial strength ratings as of March 31, 2017 have not changed since December 31, 2016. See Item 1. “Business” in our 2016 Annual Report on Form 10-K.

Capital Resources

The table below sets forth the capital structure of the Company as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	($ in millions)
Senior notes	$794.4	$794.2
Other long-term debt	22.6	22.0
Shareholders’ equity	3,638.4	3,551.8
Total capitalization	$4,455.4	$4,368.0
Debt to total capitalization	18.3%	18.7%

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

Share Repurchases

On April 19, 2016, our shareholders approved a share repurchase program in order for us to repurchase up to $500.0 million of our common shares. Under the terms of this share repurchase program, the first three million of common shares repurchased will remain in treasury and will be used by us to satisfy share delivery obligations under our equity-based compensation plans. Any additional common shares will be designated for cancellation at acquisition and will be canceled upon shareholder approval. We do not anticipate repurchasing any of our common shares pending the completion of the Fairfax transaction. As of March 31, 2017, approximately $400.4 million remained under this share repurchase authorization.

Long-Term Debt

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

In October 2015, Allied World Bermuda issued $500 million aggregate principal amount of 4.35% senior notes due October 29, 2025, with interest payable April 29 and October 29 each year. The proceeds from these senior notes were used to repay the senior notes that matured on August 1, 2016. Allied World Bermuda can redeem the senior notes prior to maturity, subject to payment of a “make-whole” premium; however, Allied World Bermuda currently has no intention of redeeming the notes prior to their stated maturity.

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
As of March 31, 2017, we did not have any off-balance sheet arrangements.

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
In the table below, changes in fair values as a result of changes in interest rates are determined by calculating hypothetical March 31, 2017 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our fixed maturity investments and cash and cash equivalents are presented below and actual changes for interest rate shifts could differ significantly.

	Interest Rate Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$8,148.5	$8,008.4	$7,913.6	$7,818.5	$7,723.1	$7,628.7	$7,445.2
Fair value change from base	330.0	189.9	95.1	—	(95.4)	(189.8)	(373.3)
Change in unrealized appreciation/(depreciation)	4.2%	2.4%	1.2%	—%	(1.2)%	(2.4)%	(4.8)%
In the table below, changes in fair values as a result of changes in credit spreads are determined by calculating hypothetical March 31, 2017 ending prices adjusted to reflect the hypothetical changes in credit spreads, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes of our non-cash, non-U.S. Treasury fixed maturity investments are presented below and actual changes in credit spreads could differ significantly.

	Credit Spread Shift in Basis Points
	-200	-100	-50	—	+50	+100	+200
	($ in millions)
Total fair value	$5,384.3	$5,250.2	$5,183.2	$5,116.1	$5,049.0	$4,982.0	$4,847.9
Fair value change from base	268.2	134.1	67.1	—	(67.1)	(134.1)	(268.2)
Change in unrealized appreciation/(depreciation)	5.2%	2.6%	1.3%	—%	(1.3)%	(2.6)%	(5.2)%
In addition to credit spread risk, our portfolio is also exposed to the risk of securities being downgraded or issuers defaulting. In an effort to minimize these risks, our investment guidelines have been defined to ensure that the assets held are well diversified and are primarily high-quality securities.

The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of March 31, 2017.

	Fair Value March 31, 2017	Average Rating	Portfolio Percentage
	($ in millions)
Cash and cash equivalents	$1,345.4	AAA	15.0%
U.S. government and agency securities	1,357.5	AA+	15.0%
Non-U.S. government and government agencies	543.3	AA	6.0%
State, municipalities and political subdivisions	41.7	BB-	0.5%
Mortgage-backed securities (“MBS”):
Agency MBS	595.6	AA+	6.6%
Non-agency MBS	23.4	BB	0.3%
Commercial MBS	467.1	BB-	5.2%
Total mortgage-backed securities	1,086.1		12.1%
Corporate securities:
Financials	1,046.4	A	11.5%
Industrials	1,379.2	A-	15.3%
Utilities	153.2	BBB+	1.7%
Total corporate securities	2,578.7		28.4%
Asset-backed securities	812.8	AA	9.0%
Other invested assets:
Private equity	566.4	N/A	6.2%
Hedge funds	336.4	N/A	3.7%
Other private securities	63.9	N/A	0.7%
Total other invested assets	966.6		10.6%
Equities	255.2	N/A	2.8%
Total investment portfolio	$9,040.3		100.0%
As of March 31, 2017, we held $6.5 billion of fixed income securities. Of those assets, approximately 92.2% were rated investment grade (Baa3/BBB- or higher) with the remaining 7.8% rated in the below investment grade category. As of March 31, 2017, the average credit quality of the fixed maturity portfolios was rated AA- by Standard & Poor’s.
Our agency pass-through mortgage-backed securities are exposed to prepayment risk, which occurs when holders of individual mortgages increase the frequency with which they prepay the outstanding principal before the maturity date to refinance at a lower interest rate. Given the proportion that these securities comprise of the overall portfolio, and the current interest rate environment and condition of the credit market, prepayment risk is not considered significant at this time.
Our non-agency commercial mortgage-backed securities are subject to the risk of non-payment due to increased levels of delinquencies, defaults and losses on commercial loans that cumulatively create shortfalls beyond the level of subordination in our specific securities.
As of March 31, 2017, we held investments in “other invested assets” with a carrying value of $966.6 million. Included in other invested assets are private equity funds, hedge funds and other private securities. Investments in these types of assets involve certain risks related to, among other things, the illiquid nature of the fund shares, the limited operating history of these investments, as well as risks associated with the strategies employed by the managers of these investments. The funds’ objectives are generally to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. As our reserves and capital continue to build, we may consider additional investments in these or other alternative investments.
The following table shows our direct investment exposure across each major geographical region that was included within “fixed maturity investments trading, at fair value” and “equity securities trading, at fair value” in the consolidated balance sheets as of March 31, 2017.

	March 31, 2017
	Sovereign and Sovereign Guaranteed	Structured Products	Corporate Bonds	Equity Securities	Total Exposure
	($ in millions)
Africa	$—	$—	$—	$0.5	$0.5
Asia and Middle East	305.5	—	105.5	32.3	443.3
Australia	89.9	—	35.0	0.4	125.3
Europe	72.0	1.3	402.4	70.7	546.4
Latin America	2.9	—	27.1	1.9	31.9
North America	1,525.1	1,897.6	2,008.7	149.4	5,580.8
Total exposure	$1,995.4	$1,898.9	$2,578.7	$255.2	$6,728.2
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
As of March 31, 2017 and December 31, 2016, approximately 7.3% and 6.8%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar. Of our business written during the three months ended March 31, 2017 and 2016, approximately 19% and 20%, respectively, was written in currencies other than the U.S. dollar.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

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

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable under these proceedings are included in the reserve for losses and loss expenses in the Company’s consolidated balance sheets. As of March 31, 2017, the Company was not a party to any material legal proceedings arising outside the ordinary course of business that management believes will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Item 1A.	Risk Factors.
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our 2016 Annual Report on Form 10-K, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors described in our 2016 Annual Report on Form 10-K. The risks described in our 2016 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our repurchases of our common shares during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2017	—	$—	—	$400.4	million
February 1 - 28, 2017	—	—	—	400.4	million
March 1 - 31, 2017	—	—	—	400.4	million
Total	—	$—	—	$400.4	million	(1)
________________________

(1)
At the 2016 Annual Shareholder Meeting held on April 19, 2016, Holdings’ shareholders approved a two-year $500 million share repurchase program. Please see Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity - Share Repurchases” for more information about our share repurchase program. Share repurchases may be effected from time to time through open market purchases, privately negotiated transactions, tender offers or otherwise.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.

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

ALLIED WORLD ASSURANCE COMPANY HOLDINGS, AG
Dated: April 26, 2017

	By:	/s/ Scott A. Carmilani
	Name:	Scott A. Carmilani
	Title:	President and Chief Executive Officer
Dated: April 26, 2017

	By:	/s/ Thomas A. Bradley
	Name:	Thomas A. Bradley
	Title:	Executive Vice President and Chief Financial Officer
Dated: April 26, 2017

	By:	/s/ Kent W. Ziegler
	Name:	Kent W. Ziegler
	Title:	Senior Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Association of Allied World Assurance Company, AG, as amended and restated.

31.1	Certification by Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.

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